Form 10-Q
period 1995-03-31
PARTNERS HEALTH PLAN OF PENNSYLVANIA INC
filed 1995-05-11
CIK 801335

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
Commission File Number: 33-8686

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
             (Exact name of registrant as specified in its charter)

Pennsylvania                                                     25-1536040
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

5700 Corporate Drive
Suite 300
P.O. Box 101769
Pittsburgh, Pennsylvania                                           15237
(Address of principal executive offices)                         (Zip Code)

                                 (412) 366-9000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of April 30, 1995, 6,081 shares of the registrant's Common Stock, no par value, were issued and outstanding.





            This is the first page of 13 consecutive numbered pages.

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
                               TABLE OF CONTENTS


PART I.          FINANCIAL INFORMATION                                         PAGE
- -------          ---------------------                                         ----
Item 1.          FINANCIAL STATEMENTS.

                 CONSOLIDATED BALANCE SHEETS
                 As of March 31, 1995 and December 31, 1994                     3

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the three months ended March 31, 1995 and 1994             4

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                 DEFICIENCY
                 For the three months ended March 31, 1995 and 1994             5

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the three months ended March 31, 1995 and 1994             6

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     7-9

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                 10-11

PART II.         OTHER INFORMATION
- --------         -----------------

Item 1.          LEGAL PROCEEDINGS.                                             12

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K.                              12


SIGNATURES                                                                      13
- ----------

                                    PART I.
                          Item 1. FINANCIAL STATEMENTS

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets
                   As of March 31, 1995 and December 31, 1994

                                                                                     March 31,              December 31,
                                                                                       1995                    1994
                                                                                       ----                    ----
                                   Assets                                           (unaudited)
                                  -------
Cash and cash equivalents                                                           $10,968,931             $ 8,051,632
Debt securities available for sale, at fair value (amortized cost
  $1,004,657 at December 31, 1994)                                                        -                   1,006,497
Receivables:
  Premiums, less allowance for doubtful accounts of $80,597
    and $69,422 at March 31, 1995 and December 31, 1994, respectively                   150,471                 170,940
  Reinsurance                                                                             -                      52,338
  Interest                                                                                9,069                   -
Other current assets                                                                      8,831                   -
Restricted investments                                                                  235,642                 216,998
Deferred Federal income tax receivable                                                  292,679                 258,812
                                                                                    -----------             -----------

          Total assets                                                              $11,665,327             $ 9,757,217
                                                                                    ===========             ===========

                 Liabilities and Stockholders' Deficiency
                 ----------------------------------------

Health care claims payable                                                          $ 6,011,114             $ 5,463,119
Unearned premiums                                                                       711,397                 328,765
Accounts payable and accrued liabilities                                              1,006,784                 719,194
Due to affiliate                                                                        320,373                   9,388
Federal income tax payable                                                              422,118                 387,929
Note payable to related party                                                           412,017                 412,017
Redeemable preferred stock                                                            2,955,000               2,955,000
                                                                                    -----------             -----------
          Total liabilities                                                          11,838,803              10,275,412


Stockholders' deficiency:
   Common stock, no par value, $0.10 stated value, 100,000 shares authorized, 6,081 shares issued and outstanding at
      March 31, 1995 and December 31, 1994                                                  609                     609
   Additional paid-in capital                                                         2,976,403               2,976,403
   Net unrealized capital gains                                                           -                       1,196
   Accumulated deficiency                                                            (3,150,488)             (3,496,403)
                                                                                    -----------             -----------

          Total stockholders' deficiency                                               (173,476)               (518,195)

Commitments and contingencies                                                             -                       -
                                                                                    -----------             -----------

Total liabilities and stockholders' deficiency                                      $11,665,327             $ 9,757,217
                                                                                    ===========             ===========

Stockholders' deficiency per common share                                           $    (28.53)            $    (85.22)
                                                                                    ===========             ===========







              See notes to the consolidated financial statements.

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
                                AND SUBSIDIARIES
                     Consolidated Statements of Operations
               For the three months ended March 31, 1995 and 1994

                                                                          March 31,                March 31,
                                                                            1995                     1994
                                                                            ----                     ----
                                                                         (unaudited)              (unaudited)
Revenue:
  Health care premiums                                                   $7,467,322               $8,988,765
  Interest                                                                  143,981                   65,511
                                                                         ----------               ----------

          Total revenue                                                   7,611,303                9,054,276
                                                                         ----------               ----------
Expenses:
  Health care:
    Health care claims                                                    5,828,756                7,092,323
    Reinsurance premiums, less recoveries of $63 and $37,870
      for 1995 and 1994, respectively                                        96,213                  126,995
                                                                         ----------               ----------
          Total health care expenses                                      5,924,969                7,219,318

  Management fees                                                           986,460                1,354,346
  Marketing, general and administrative                                     167,697                  163,435
  Depreciation and amortization                                               -                          493
                                                                         ----------               ----------
          Total expenses                                                  7,079,126                8,737,592
                                                                         ----------               ----------

Income before federal income taxes                                          532,177                  316,684

Federal income tax expense                                                  186,262                  110,840
                                                                         ----------               ----------

  Net income                                                             $  345,915               $  205,844
                                                                         ==========               ==========

Net income per weighted average common share                             $    56.88               $    33.83
                                                                         ==========               ==========

Weighted average number of common shares outstanding                          6,081                    6,084
                                                                         ==========               ==========






              See notes to the consolidated financial statements.

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
                                AND SUBSIDIARIES
              Consolidated Statements of Stockholders' Deficiency
               For the three months ended March 31, 1995 and 1994
                                  (Unaudited)





                                                                               Net
                                     Common Stock                          Unrealized                          Total
                                   ----------------      Additional          Capital        Accumulated     Stockholders'
                                   Shares    Amount   Paid in Capital    Gains/(Losses)     Deficiency       Deficiency
                                   ------    ------   ---------------    --------------    -------------    -------------
Balance at December 31, 1993       6,084     $ 609      $ 2,981,959        $  2,196        $ (4,833,940)    $ (1,849,176)

Net income                           -         -             -                  -               205,844          205,844
Net unrealized capital losses        -         -             -               (3,496)             -                (3,496)
                                   -----     -----      -----------        --------        ------------     ------------

Balance at March 31, 1994          6,084     $ 609      $ 2,981,959        $ (1,300)       $ (4,628,096)    $ (1,646,828)
                                   =====     =====      ===========        ========        ============     ============

Balance at December 31, 1994       6,081     $ 609      $ 2,976,403        $  1,196        $ (3,496,403)    $   (518,195)


Net income                           -         -            -                   -               345,915          345,915
Net unrealized capital losses        -         -            -                (1,196)             -                (1,196)
                                   -----     -----      -----------        --------        ------------     ------------

Balance at March 31, 1995          6,081     $ 609      $ 2,976,403        $    -          $ (3,150,488)    $   (173,476)
                                   =====     =====      ===========        ========        ============     ============





              See notes to the consolidated financial statements.

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC
                                AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
               For the three months ended March 31, 1995 and 1994


                                                                                        March 31,           March 31,
                                                                                          1995                1994
                                                                                      ------------        ------------
                                                                                      (unaudited)         (unaudited)
Cash flows from operating activities:
  Net income                                                                          $   345,915         $  205,844
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                            -                   493
    Provision for bad debts                                                                23,148             17,000
    Changes in operating assets and liabilities:
      (Increase) decrease in premiums receivable                                           (2,679)           238,942
      Decrease in reinsurance receivable                                                   52,338             10,300
      (Increase) decrease in other receivables                                             (9,069)            14,498
      Decrease in due from affiliates                                                        -               142,753
      (Increase) decrease in other current assets                                          (8,831)             5,145
      Increase in deferred Federal income tax receivable                                  (33,571)           (23,184)
      Increase in health care claims payable                                              547,995            222,636
      Increase in unearned premiums                                                       382,632            223,121
      Increase in accounts payable and accrued liabilities                                287,590             42,442
      Increase in due to affiliates                                                       310,985               -
      Increase in Federal income tax payable                                               34,189            104,025
                                                                                      -----------         ----------
          Net cash provided by operating activities                                     1,930,642          1,204,015
                                                                                      -----------         ----------

Cash flows from investing activities:
  Sale of debt securities available for sale, net                                       1,005,301          4,205,845
  Purchase of restricted investments                                                      (18,644)            (1,749)
                                                                                      -----------         ----------
          Net cash provided by investing activities                                       986,657          4,204,096
                                                                                      -----------         ----------


Net increase in cash and cash equivalents                                               2,917,299          5,408,111

Cash and cash equivalents at beginning of period                                        8,051,632            261,055
                                                                                      -----------         ----------

Cash and cash equivalents at end of period                                            $10,968,931         $5,669,166
                                                                                      ===========         ==========

Supplemental disclosures of cash flow information:
  Income taxes paid                                                                   $   185,000         $   30,000
                                                                                      ===========         ==========





              See notes to the consolidated financial statements.

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 1- Organization

PARTNERS Health Plan of Pennsylvania, Inc. (the "Company") and its subsidiaries, Aetna Health Plans of Western Pennsylvania, Inc. (the "Plan") and Physicians Health Plan Preferred, Inc. (the "PPO") are for-profit Pennsylvania corporations. The Plan is a federally qualified health maintenance organization ("HMO") licensed to conduct business in the state of Pennsylvania. The Plan provides a specified range of comprehensive medical services to an enrolled population through contracted providers. Most of the Plan's member groups are located in western Pennsylvania, including the metropolitan area of Pittsburgh, Pennsylvania. The PPO had no operations for the periods ending March 31, 1995 and 1994.

As of March 31, 1995, the Company is owned 81% by AHP Holdings, Inc. ("AHP Holdings"), and 19% by participating physicians. AHP Holdings is wholly-owned by Aetna Life Insurance Company ("ALIC"), which is wholly-owned by Aetna Life and Casualty Company ("Aetna").

Note 2 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal recurring nature.

Note 3 - Related Party Transactions

The Plan has a management agreement with Aetna Health Management, Inc. ("AHM"), which provides substantially all management, marketing, financial, and administrative services to the Plan. Fees for these services are based upon a percentage of net premiums (as defined in the agreement) and interest revenue. Fees under this agreement were $986,460 and $1,354,346 for the three months ended March 31, 1995 and 1994, respectively. Included in current liabilities at March 31, 1995 and December 31, 1994 were $320,373 and $9,388, respectively, which were related to the unpaid portion of management fees.

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



In February, 1992, the Plan amended its Articles of Incorporation to authorize 10,000 shares of redeemable preferred stock with no par value. Under the terms of the redeemable preferred stock, 33% of the available earnings of the Plan at the end of each calendar year must (subject to regulatory approval) be used (1) to pay up to $250,000 per year of the accrued interest under the note payable to AHP Holdings (see description following) and (2) after all such accrued interest has been paid, to redeem shares of the redeemable preferred stock at $1,000 per share.

"Available earnings" are defined for this purpose as excess earnings of the Plan for the year after subtraction of that amount necessary to continue to meet statutory net equity requirements and before declaration of common stock dividends. A review of available earnings for 1994 as defined, will be completed in second quarter 1995. At that time a determination will be made on the interest payment to be made to AHP Holdings during 1995. Based on available earnings for 1993 as defined, an interest payment of $250,000 was made to AHP Holdings in 1994. At any time on or after March 1, 2002, the holders of the redeemable preferred stock may convert their shares into shares of common stock of the Plan having an aggregate value of $1,000 per share, calculated on the basis of the net equity of the Plan as of the conversion date. Shares redeemed, converted or otherwise acquired by the Plan shall not be reissued, and all such shares shall be canceled.

Effective June, 1992, the Plan entered into a Stock Subscription Agreement (the "Agreement") with AHP Holdings pursuant to which AHP Holdings acquired 2,955 shares of the redeemable preferred stock in exchange for the entire principal amount of the note payable due to AHP Holdings. Each share was exchanged for the forgiveness of $1,000 of the note payable principal balance. This transaction has been accounted for as a non-cash transaction for purposes of the Consolidated Statements of Cash Flows. In addition, the Agreement suspends accrual of interest on the note payable from and after December 31, 1991. Therefore, no interest was accrued in 1995 or 1994. Notes payable to affiliates of $412,017 at March 31, 1995 and December 31, 1994 represents accrued interest on the note payable.

The Plan has entered into a reinsurance agreement with ALIC. Premiums paid under this agreement were $96,276 and $164,865 for the three months ended March 31, 1995 and 1994, respectively. There were no reinsurance receivables at March 31, 1995. Reinsurance receivables due from ALIC were $52,338 at December 31, 1994.

The Plan's benefit package is offered to Aetna for its employees. Premiums for health care services received by the Plan from Aetna were approximately $226,000 and $215,000 for the three months ended March 31, 1995 and 1994, respectively.

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements





Certain contracted health care providers are also owners of the Plan. Health care expenses include approximately $741,000 and $1,200,000 for the three months ended March 31, 1995 and 1994, respectively, for these providers.

Note 4 - Income Taxes

The Company is included in the consolidated Federal income tax return of Aetna. Pursuant to a tax sharing agreement between the Company and Aetna, the Company incurs expenses or receives benefits relating to the use of its taxable income or losses in the consolidated tax return. This agreement also allows for the recognition of deferred taxes based upon the tax position of the consolidated group.

The current Federal income tax payable to Aetna of $422,118 and $387,929 at March 31, 1995 and December 31, 1994, respectively, represent amounts owed to Aetna for Federal income tax expenses in excess of amounts already paid.

Note 5 - Net Income Per Common Share

Net income per common share is computed using net income divided by the weighted average number of common shares outstanding. The Company does not currently have common stock equivalents or convertible preferred stock which would otherwise be included in the calculation of fully diluted earnings per share. There is not a significant difference between primary and fully diluted earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations. The Company's net income for the three months ended March 31, 1995 was $345,915 ($56.88 per share) improving over net income of $205,844 ($33.83 per share) for the three months ended March 31, 1994. The increase in net income for the three months ended March 31, 1995 was primarily due to a decrease in management fees and an increase in interest income. These favorable factors were partially offset by a decrease in premium revenue.

Operating income (health care premiums less health care expenses) decreased 13% to $1,542,353 for the three months ended March 31, 1995 as compared to $1,769,447 for the three months ended March 31, 1994. The decrease in operating income reflects a decrease in premium revenues due to the reduction in membership. This revenue decrease was offset in part by the decrease in the medical cost ratio (total cost of health care expenses divided by total health care premiums), which was 79% for the three months ended March 31, 1995 compared to 80% for the three months ended March 31, 1994.

Revenue decreased by 16% in the first three months of 1995 to $7,611,303 compared to $9,054,276 for the three months ended March 31, 1994. The revenue decrease in first quarter 1995 was attributable to a decrease in membership. Membership decreased 16% to 18,249 at March 31, 1995 compared to 21,810 at March 31, 1994. The decrease in membership levels from first quarter 1994 to first quarter 1995 was due to market demand that continues to shift some members to Aetna's point of service (POS) products (which are not offered by the HMO) and a loss of other members to various competitors in the market. These factors more than offset the addition of new groups and additional market penetration in existing groups.

Health care expenses decreased 18% to $5,924,969 ($108.16 per member per month) for the three months ended March 31, 1995, compared to $7,219,318 ($110.60 per member per month) for the three months ended March 31, 1994. The decrease in health care expenses in first quarter 1995 was primarily attributable to the decrease in membership levels and favorable medical experience.

Management fees decreased $367,886 or 27% from the first three months in 1994 to the first three months in 1995. The decrease is primarily due to the decrease in the Plan's net premium revenue. Under the management contract with AHM, fees for management services are based on a percentage of premium revenue and interest revenue. Effective October 1, 1994, the management fee percentage paid by the Company was reduced, also contributing to the decline. Fees under this agreement were $986,460 and $1,354,346 for the three months ended March 31, 1995 and 1994, respectively.

Interest revenue was $143,981 ($2.63 per member per month) for the first three months of 1995 as compared to $65,511 ($1.00 per member per month) for the three months ended March 31, 1994. The increase in interest revenue from 1994 to 1995 reflects; (1) an increase in interest-yielding assets due to the Plan's continued profitable position and (2) the general rise in interest rates, which has resulted in higher yields and greater return on investments.

The outlook for the Company is heavily dependent upon its ability to effectively manage health care costs for customers. The Company attempts to achieve this through a combination of negotiated contracts with health care providers, development and implementation of guidelines for appropriate utilization of health care resources and by working with health care providers to review treatment patterns in order to improve consistency and quality.

Legislative proposals to change the health insurance system have been prominent at both the state and national levels. Aetna has actively supported proposals designed to enhance managed care and to expand access to health care coverage through private sector competition. State legislative action is expected to intensify in 1995. Although anti-managed care legislation is expected to be proposed broadly, to date such legislation has been enacted in only a few states and has been limited in its scope. Management is not able to predict the outcome of various state and federal initiatives and the effect any such legislation would have on the Company.

Liquidity and Capital Resources. Cash, cash equivalents and short-term investments at March 31, 1995 and December 31, 1994 were $10,968,931 and $9,058,129, respectively. Operations were funded with cash generated primarily from premium revenues and interest earnings on cash, cash equivalents and short-term investments. The Company does not anticipate making any material capital expenditures in the foreseeable future. The Company believes that its existing capital resources, together with funds generated from operations, will be sufficient to meet its normal working capital requirements and capital commitments for the foreseeable future.

The Plan is required to maintain a minimum amount of net equity as defined by regulation and statute. A Pennsylvania regulation, effective January 1, 1993, requires an operational HMO to have as minimum net equity the greater of $1,000,000 or three months uncovered health care expenditures for Pennsylvania enrollees as reported on the most recent financial statement filed with the Commonwealth of Pennsylvania. An existing HMO has four years to meet the net equity requirements in increments of $250,000 by January 1st of each year. As of March 31, 1995, the minimum net equity requirement as defined was $750,000. The Plan's net equity, including redeemable preferred stock, as defined by regulation and statute was $2,480,310 at March 31, 1995.

PART II.

ITEM 1.     LEGAL PROCEEDINGS.

There are no legal proceedings pending against the Company, the PPO, or the HMO which, if successful, would materially adversely affect the operations or financial condition of the Company.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

a.  Exhibits
    None

b.  Reports on Form 8-K
    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PARTNERS HEALTH PLAN OF
                                            PENNSYLVANIA, INC.

Date:       May 11, 1995                    /s/ Steven W. Jones
                                            ------------------------------------
                                            Steven W. Jones, President
                                            (Principal Executive Officer)


Date:       May 11, 1995                    /s/ Joseph F. Brislin
                                            ------------------------------------
                                            Joseph F. Brislin
                                            Assistant Vice President of Aetna
                                            Life Insurance Company
                                            (acting in the capacity of Principal
                                            Accounting Officer and Principal
                                            Financial Officer of the Company)