Form 10-Q/A
period 1995-03-31
PARTNERS HEALTH PLAN OF PENNSYLVANIA INC
filed 1995-06-30
CIK 801335

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 1

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1995
Commission File Number: 33-8686

                  PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
            (Exact name of registrant as specified in its charter)


Pennsylvania                                             25-1536040
- -------------                                            ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

5700 Corporate Drive
Suite 300
P.O. Box 101769
Pittsburgh, Pennsylvania                                    15237
- ------------------------                                    -----
(Address of principal executive offices)                  (Zip Code)

                                (412) 366-9000
                                --------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X  No
                                                 ---     ---

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date:

As of April 30, 1995, 6,081 shares of the registrant's Common Stock, no par value, were issued and outstanding.

PART II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits

   (27) Financial Data Schedule

b. Reports on Form 8-K

   None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PARTNERS HEALTH PLAN OF
                                       PENNSYLVANIA, INC.


Date: June 30, 1995                    /s/ Steven W. Jones
                                       ------------------------------
                                       Steven W. Jones, President
                                       (Principal Executive Officer)


Date: June 30, 1995                    /s/ Joseph F. Brislin
                                       ------------------------------
                                       Joseph F. Brislin
                                       Assistant Vice President of Aetna
                                       Life Insurance Company
                                       (acting in the capacity of Principal
                                       Accounting Officer and Principal
                                       Financial Officer of the Company)

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                             ____________________



                                   EXHIBITS

                                      TO

                                  FORM 10-Q



                         (27)Financial Data Schedule


                             ____________________


                  PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
            (Exact Name of Registrant as Specified in its Charter)


===============================================================================