Form 10-Q
period 1995-06-30
PARTNERS HEALTH PLAN OF PENNSYLVANIA INC
filed 1995-08-11
CIK 801335

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
Commission File Number: 33-8686

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

As of July 31, 1995, 6,080 shares of the registrant's Common Stock, no par value, were issued and outstanding.





           This is the first page of 14 consecutively numbered pages.

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
                               TABLE OF CONTENTS


PART I.               FINANCIAL INFORMATION                                             PAGE
- -------               ---------------------                                             ----
Item 1.               FINANCIAL STATEMENTS.

                      CONSOLIDATED BALANCE SHEETS
                      As of June 30, 1995 and December 31, 1994                         3

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the three and six months ended June 30, 1995 and 1994         4-5

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                      EQUITY (DEFICIENCY)
                      For the six months ended June 30, 1995 and 1994                   6

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the six months ended June 30, 1995 and 1994                   7

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        8-10

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                    11-12

PART II.              OTHER INFORMATION

Item 1.               LEGAL PROCEEDINGS.                                                13

Item 4.               SUBMISSION OF MATTERS TO A VOTE
                      OF SECURITY HOLDERS.                                              13

Item 6.               EXHIBITS AND REPORTS ON FORM 8-K.                                 13


SIGNATURES                                                                              14

                                    PART I.
                         Item 1. FINANCIAL STATEMENTS.

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                        June 30,        December 31,
                                                                                          1995              1994
                                                                                          ----              ----
                                      Assets                                           (unaudited)
Cash and cash equivalents                                                               $ 9,783,936       $ 8,051,632
Debt securities available for sale, at fair value (amortized cost
    $1,004,657 at December 31, 1994)                                                            -           1,006,497
Receivables:
    Premiums, less allowance for doubtful accounts of $13,290
       and $69,422 at June 30, 1995 and December 31, 1994, respectively                     262,538           170,940
    Reinsurance                                                                                 -              52,338
    Interest                                                                                 25,621               -
Other current assets                                                                        168,943               -
Restricted investments                                                                      129,665           216,998
Deferred Federal income tax receivable                                                      162,884           258,812
                                                                                        -----------       -----------
                Total assets                                                            $10,533,587       $ 9,757,217
                                                                                        ===========       ===========

               Liabilities and Stockholders' Equity (Deficiency)

Health care claims payable                                                              $ 4,352,785       $ 5,463,119
Unearned premiums                                                                           722,320           328,765
Accounts payable and accrued liabilities                                                  1,375,444           719,194
Due to affiliate                                                                            299,726             9,388
Federal income tax payable                                                                  484,647           387,929
Note payable to related party                                                               162,017           412,017
Redeemable preferred stock                                                                2,955,000         2,955,000
                                                                                        -----------       -----------

                Total Liabilities                                                        10,351,939        10,275,412

Stockholders' equity (deficiency):
     Common  stock, no par value, $0.10 stated value, 100,000 shares authorized, 6,080 and 6,081 shares issued and outstanding at
          June 30, 1995 and December 31, 1994, respectively                                     609               609
     Additional paid-in capital                                                           2,974,903         2,976,403
     Net unrealized capital gains                                                               -               1,196
     Accumulated deficiency                                                              (2,793,864)       (3,496,403)
                                                                                        -----------       -----------
                Total stockholders' equity (deficiency)                                     181,648          (518,195)

Commitments and contingencies                                                                   -                 -
                                                                                        -----------       -----------
Total liabilities and stockholders' equity (deficiency)                                 $10,533,587       $ 9,757,217
                                                                                        ===========       ===========
Stockholders' equity (deficiency) per common share                                      $     29.88       $    (85.22)
                                                                                        ===========       ===========


              See notes to the consolidated financial statements.

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations

For the three months ended June 30,                                                1995                1994
                                                                                   ----                ----
                                                                                (unaudited)         (unaudited)
Revenue:
    Health care premiums                                                        $6,838,074          $8,910,657
    Interest                                                                       144,184              83,670
                                                                                ----------          ----------
                 Total revenue                                                   6,982,258           8,994,327
                                                                                ----------          ----------
Expenses:
    Health care:
       Health care claims                                                        5,493,749           7,001,396
       Reinsurance premiums, less recoveries of $63 and $9,803
         for 1995 and 1994, respectively                                           (67,127)            128,276
                                                                                ----------          ----------
                Total health care expenses                                       5,426,622           7,129,672

    Management fees                                                                909,011           1,347,678
    Marketing, general and administrative                                           97,974             180,028
                                                                                ----------          ----------
              Total expenses                                                     6,433,607           8,657,378
                                                                                ----------          ----------
Income before federal income taxes                                                 548,651             336,949

Federal income taxes                                                               192,027             117,931
                                                                                ----------          ----------
    Net income                                                                  $  356,624          $  219,018
                                                                                ----------          ----------
Net income per weighted average common share                                    $    58.65          $    36.00
                                                                                ----------          ----------
Weighted average number of common shares outstanding                                 6,081               6,084
                                                                                ----------          ----------


              See notes to the consolidated financial statements.

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations

For the six months ended June 30,                                               1995                   1994
                                                                                ----                   ----
                                                                             (unaudited)           (unaudited)
Revenue:
    Health care premiums                                                     $14,305,396           $17,899,422
    Interest                                                                     288,165               149,181
                                                                             -----------           -----------
                 Total revenue                                                14,593,561            18,048,603
                                                                             -----------           -----------
Expenses:
    Health care:
       Health care claims                                                     11,322,505            14,093,719
       Reinsurance premiums, less recoveries of $63 and $47,673
         for 1995 and 1994, respectively                                          29,086               255,271
                                                                             -----------           -----------
                Total health care expenses                                    11,351,591            14,348,990

    Management fees                                                            1,895,471             2,702,024
    Marketing, general and administrative                                        265,671               343,463
    Depreciation and amortization                                                                          493
                                                                             -----------           -----------
            Total expenses                                                    13,512,733            17,394,970
                                                                             -----------           -----------
Income before federal income taxes                                             1,080,828               653,633

Federal income taxes                                                             378,289               228,771
                                                                             -----------           -----------
    Net income                                                               $   702,539           $   424,862
                                                                             -----------           -----------
Net income per weighted average common share                                 $    115.53           $     69.83
                                                                             -----------           -----------
Weighted average number of common shares outstanding                               6,081                 6,084
                                                                             -----------           -----------


              See notes to the consolidated financial statements.

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
                                AND SUBSIDIARIES

          Consolidated Statements of Stockholders' Equity (Deficiency)
                                  (Unaudited)

                                                                               Net                               Total
                                    Common Stock                           Unrealized                        Stockholders'
                                    ------------         Additional         Capital         Accumulated         Equity
                                 Shares    Amount      Paid-in Capital   Gains/(Losses)     Deficiency       (Deficiency)
                                 ------    ------      ---------------   --------------     -----------      ------------
Balance at December 31, 1993      6,084    $609        $2,981,959          $ 2,196          $(4,833,940)     $(1,849,176)

Net income                           -       -                -                 -               424,862          424,862

Net unrealized capital losses        -       -                -             (3,496)                  -            (3,496)
                                  -----    ----        ----------          -------          -----------      -----------

Balance at June 30, 1994          6,084    $609        $2,981,959          $(1,300)         $(4,409,078)     $(1,427,810)
                                  =====    ====        ==========          =======          ===========      ===========

Balance at December 31, 1994      6,081    $609        $2,976,403          $ 1,196          $(3,496,403)     $  (518,195)

Stock Redemptions                    (1)     -             (1,500)              -                    -            (1,500)

Net income                           -       -                 -                -               702,539          702,539

Net unrealized capital losses        -       -                 -            (1,196)                  -            (1,196)
                                  -----    ----        ----------          -------          -----------      -----------

Balance at June 30, 1995          6,080    $609        $2,974,903          $    -           $(2,793,864)     $   181,648
                                  =====    ====        ==========          =======          ===========      ===========



              See notes to the consolidated financial statements.

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

For the six months ended June 30,                                                       1995                1994
                                                                                        ----                ----
                                                                                    (unaudited)          (unaudited)
Cash flows from operating activities:
    Net income                                                                    $  702,539           $  424,862
     Adjustments to reconcile net income to net cash (used for) provided by operating activities:
       Depreciation and amortization                                                      -                   493
       Provision for bad debts                                                         6,813               22,452
       Changes in operating assets and liabilities:
             (Increase) decrease in premiums receivable                             (108,411)             144,207
             Decrease in reinsurance receivable                                       52,338               49,511
             (Increase) decrease in interest receivables                             (25,621)              19,956
             Decrease in due from affiliates                                              -               230,091
             (Increase) decrease in other current assets                            (168,943)              10,289
             Decrease in deferred Federal income tax receivable                       95,928               20,006
             (Decrease) increase in health care claims payable                    (1,110,334)             437,871
             Increase (decrease) in unearned premiums                                393,555             (431,886)
             Increase in accounts payable and accrued liabilities                    636,250               37,357
             Increase in due to affiliates                                           290,338                   -
             Increase (decrease) in Federal income tax payable                        96,718              (29,235)
                                                                                  ----------           ----------
                  Net cash provided by operating activities                          891,170              935,974
                                                                                  ----------           ----------
Cash flows from investing activities:
    Sale of debt securities available for sale, net                                1,005,301            1,018,790
    Sale (purchase) of restricted investments                                         87,333               (3,501)
                                                                                  ----------           ----------
                  Net cash provided by investing activities                        1,092,634            1,015,289
                                                                                  ----------           ----------
Cash flows from financing activities:
        Payment of note payable to related party                                    (250,000)                 -
        Redemptions of common stock                                                   (1,500)                 -
                                                                                  ----------           ----------
                  Net cash used for financing activities                            (251,500)                 -
                                                                                  ----------           ----------
Net increase in cash and cash equivalents                                          1,732,304            1,951,263
Cash and cash equivalents at beginning of period                                   8,051,632              261,055
                                                                                  ----------           ----------
Cash and cash equivalents at end of period                                        $9,783,936           $2,212,318
                                                                                  ==========           ==========
Supplemental disclosures of cash flow information:
    Income taxes paid                                                             $  185,000           $  238,000
                                                                                  ==========           ==========


              See notes to the consolidated financial statements.

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 1- Organization

PARTNERS Health Plan of Pennsylvania, Inc. (the "Company") and its subsidiaries, Aetna Health Plans of Western Pennsylvania, Inc. (the "Plan") and Physicians Health Plan Preferred, Inc. (the "PPO") are for-profit Pennsylvania corporations. The Plan is a federally qualified health maintenance organization ("HMO") licensed to conduct business in the state of Pennsylvania. The Plan provides a specified range of comprehensive medical services to an enrolled population through contracted providers. Most of the Plan's member groups are located in western Pennsylvania, including the metropolitan area of Pittsburgh, Pennsylvania. The PPO had no operations for the periods ending June 30, 1995 and 1994.

As of June 30, 1995, the Company is owned 81% by AHP Holdings, Inc. ("AHP Holdings"), and 19% by participating physicians. AHP Holdings is wholly-owned by Aetna Life Insurance Company ("ALIC"), which is wholly-owned by Aetna Life and Casualty Company ("Aetna").

Note 2 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

Note 3 - Related Party Transactions

The Plan has a management agreement with Aetna Health Management ("AHM"), which provides substantially all management, marketing, financial, and administrative services to the Plan. Fees for these services are based upon a percentage of net premiums (as defined in the agreement) and interest revenue. Fees under this agreement were $909,011 and $1,895,471 for the three and six months ended June 30, 1995, respectively, and $1,347,678 and $2,702,024 for the three and six months ended June 30, 1994, respectively. Included in total liabilities at June 30, 1995 and December 31, 1994 were $299,726 and $9,388, respectively, which were related to the unpaid portion of management fees.

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

"Available earnings" are defined for this purpose as excess earnings of the Plan for the year after subtraction of that amount necessary to continue to meet statutory net equity requirements and before declaration of common stock dividends. Based on available earnings for 1994 and 1993 as defined, an interest payment of $250,000 was made to AHP Holdings in both second quarter 1995 and fourth quarter 1994. At any time on or after March 1, 2002, the holders of the redeemable preferred stock may convert their shares for shares of common stock of the Plan having an aggregate value of $1,000 per share, calculated on the basis of the net equity of the Plan as of the conversion date. Shares redeemed, converted or otherwise acquired by the Plan shall not be reissued, and all such shares shall be canceled.

Effective June, 1992, the Plan entered into a Stock Subscription Agreement (the "Agreement") with AHP Holdings pursuant to which AHP Holdings acquired 2,955 shares of the redeemable preferred stock in exchange for the entire principal amount of the note payable due to AHP Holdings. Each share was exchanged for the forgiveness of $1,000 of the note payable principal balance. This transaction had been accounted for as a non-cash transaction for purposes of the Consolidated Statements of Cash Flows. In addition, the Agreement suspends accrual of interest on the note payable from and after December 31, 1991. Therefore, no interest was accrued in 1995 or 1994. Note payable to related party of $162,017 at June 30, 1995 and $412,017 at December 31, 1994 represents accrued interest on the note payable.

The Plan has a reinsurance agreement with ALIC. Premiums paid under this agreement were $29,149 for the six months ended June 30, 1995, and $138,079 and $302,944 for the three and six months ended June 30, 1994, respectively. Reinsurance receivables due from ALIC were $52,338 at December 31, 1994. Effective January 1, 1995, the reinsurance agreement was revised such that the reinsurer is liable for 100% of the Plan's incurred claims during the contract year which are in excess of 96% of the Plan's earned premiums. For the period from February 1, 1994 through December 31, 1994, the reinsurer was liable for 70% of all claims over $100,000 with no daily maximum benefit. For the month ended January 31, 1994, the reinsurer was liable for 90% of all claims over $75,000 with no daily maximum benefit. As a result of the above-indicated revision to the reinsurance agreement, reinsurance premiums paid during the first six months of 1995, under the previous arrangement, will be refunded to the Plan. Accordingly, during the quarter ended June 30, 1995, a receivable of approximately $163,000 was established and is reflected in other current assets.

The Plan's benefit package is offered to Aetna for its employees. Premiums for health care services received by the Plan from Aetna were approximately $224,000 and $450,000 for the three and six months ended June 30, 1995, respectively, and $200,000 and $416,000 for the three and six months ended June 30, 1994, respectively.

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




Certain contracted health care providers are also owners of the Plan. Health care expenses include approximately $792,000 and $1,506,000 for the three and six months ended June 30, 1995, respectively, and $945,000 and $2,100,000 for the three and six months ended June 30, 1994, respectively, for these providers.

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

The current Federal income tax payable to Aetna of $484,647 and $387,929 at June 30, 1995 and December 31, 1994, respectively, represent amounts owed to Aetna for Federal income tax expenses in excess of amounts already paid.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations. The Company's net income for the three and six months ended June 30, 1995 was $356,624 ($58.65 per share) and $702,539 ($115.53 per share), respectively, compared to net income for the three and six months ended June 30, 1994 of $219,018 ($36.00 per share) and $424,862 ($69.83) per share, respectively. The increase in net income for three and six months ended June 30, 1995 was primarily due to decreases in management fees, reinsurance rates, marketing, general and administrative expenses, an increase in interest income, and favorable medical experience. These favorable factors were offset by a decrease in premium revenue.

Operating income (health care premiums less health care expenses) decreased 21% to $1,411,452 and 17% to $2,953,805 for the three and six months ended June 30, 1995, respectively, as compared to $1,780,985 and $3,550,432 for the three and six months ended June 30, 1994. The decrease in operating income reflects a decrease in premium revenues due to a reduction in membership from June 30, 1994 to June 30, 1995, and a decrease in Medicaid capitated revenue reimbursement rates. This revenue decrease was offset in part by the decrease in the medical cost ratio (total cost of health care expenses divided by total health care premiums), which was 79% for the three and six months ended June 30, 1995, respectively, compared to 80% for the three and six months ended June 30, 1994. The decrease in the medical cost ratio from June 30, 1994 to June 30, 1995, reflects a decrease in medical expenses due to improved medical expense trends, including benefits realized from the adjustment of medical reserves reflecting emerging favorable medical experience from prior years.

Revenue decreased by 22% to $6,982,258 ($132.61 per member per month) and 19% to $14,593,561 ($136.56 per member per month) for the three and six months ended June 30, 1995, respectively, compared to $8,994,327 ($142.11 per member per month) and $18,048,603 ($140.39 per member per month) for the three and six
months ended June 30, 1994, respectively.   The revenue decrease in 1995 was
attributable to a decrease in membership and a decrease in Medicaid capitated revenue reimbursement rates reflecting a change in the Medicaid membership demographics. Membership decreased 17% to 17,546 at June 30, 1995 compared to 21,069 at June 30, 1994. The decrease in membership levels was due to market demand that continues to shift some members to Aetna's point of service (POS) products (which are not offered by the HMO) and a loss of other members to various competitors in the market. These factors more than offset the addition of new groups and additional market penetration in existing groups.

Interest revenue was $144,184 ($2.74 per member per month) and $288,165 ($2.70 per member per month) for the three and six months ended June 30, 1995, respectively, as compared to $83,670 ($1.32 per member per month) and $149,181 ($1.16 per member per month) for the three and six months ended June 30, 1994. The increase in interest revenue from 1994 to 1995 reflects an increase in interest- yielding assets due to the Plan's continued profitable position.

Health care expenses decreased 24% to $5,426,622 ($103.06 per member per month) and 21% to $11,351,591 ($106.22 per member per month) for the three and six months ended June 30, 1995, respectively, compared to $7,129,672 ($112.65 per member per month) and $14,348,990 ($111.61 per member per month) for the three and six months ended June 30, 1994, respectively. The decrease in health care expenses in 1995 was primarily attributable to the decrease in membership levels and favorable medical experience.

Management fees for the three and six months ended June 30, 1995, decreased $438,667 or 33% and $806,553 or 30%, respectively, when compared to the same periods a year ago. The decrease was due to the reduction in the Plan's premium revenue and decrease in the management fee percentage paid by the Company which was reduced effective October 1, 1994. Under the management contract with AHM, fees for management services are based on a percentage of premium revenue and interest revenue. Fees under this agreement were $909,011 and $1,895,471 for the three and six months ended June 30, 1995, respectively, and $1,347,678 and $2,702,024 for the three and six months ended June 30, 1994, respectively.

Marketing, general and administrative expenses for the three and six months ended June 30, 1995 decreased $82,054 or 46% and $77,792 or 23% when compared to the same periods a year ago. The primary factor contributing to the decrease reflects a reduction in broker commissions which are calculated as a percentage of revenue and the elimination of Pennsylvania business privilege taxes.

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

Legislative proposals to change the health insurance system have been prominent at both the state and national levels. Aetna has actively supported proposals designed to enhance managed care and to expand access to health care coverage through private sector competition. State legislative action is expected to intensify in 1995. Although anti-managed care legislation is expected to be proposed broadly in the states, to date such legislation has been enacted in only a few states and, where enacted, has been limited in its scope.
Management is not able to predict the outcome of the various state and federal initiatives, or the effect any such legislation, if adopted, would have on the Company.

Liquidity and Capital Resources. Cash and cash equivalents at June 30, 1995 and December 31, 1994 were 9,783,936 and $8,051,632, respectively. Operations were funded with cash generated primarily from premium revenues and interest earnings on cash, cash equivalents and short-term investments. The Company does not anticipate making any material capital expenditures in the foreseeable future. The Company believes that its existing capital resources, together with funds generated from operations, will be sufficient to meet its normal working capital requirements and capital commitments for the foreseeable future.

The Plan is required to maintain a minimum amount of net equity as defined by regulation and statute. A Pennsylvania regulation, effective January 1, 1993, requires an operational HMO to have as minimum net equity the greater of $1,000,000 or three months uncovered health care expenditures for Pennsylvania enrollees as reported on the most recent financial statement filed with the Commonwealth of Pennsylvania. An existing HMO has four years to meet the net equity requirements in increments of $250,000 by January 1st of each year. As of June 30, 1995, the minimum net equity requirement as defined was $750,000. The Plan's net equity, including redeemable preferred stock, as defined by regulation and statute was $2,969,348 at June 30, 1995.

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings pending against the Company, the PPO, or the HMO which, if successful, would materially adversely affect the operations or financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Shareholders of the Company was held on Wednesday, May 17, 1995.

(b) Directors elected at the meeting:

                                              Votes           Votes           Broker
                                               For          Withheld         Non-Votes
                                               ---          --------         ---------
Daniel H. Brooks, M.D.                        5210             13                0
Anthony J. Buividas                           5210             13                0
Steven W. Jones                               5211             12                0
Alan R. Marthinsen                            5211             12                0
John P. McCrory                               5211             12                0


(c) Other matters voted upon:

                                             Votes         Votes                      Broker
                                              For         Against        Abstain      Non-Votes
                                              ---         -------        -------      ---------
(1) Appointment of
    Independent Auditors                      5215           3             5             0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.  Exhibits
    (27) Financial Data Schedule.

b.  Reports on Form 8-K
    None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PARTNERS HEALTH PLAN OF
                                           PENNSYLVANIA, INC.

Date:       August 11, 1995                /s/ Steven W. Jones
                                           ------------------------------------
                                           Steven W. Jones, President
                                           (Principal Executive Officer)


Date:       August 11, 1995                /s/ Joseph F. Brislin
                                           ------------------------------------
                                           Joseph F. Brislin
                                           Assistant Vice President of Aetna
                                           Life Insurance Company
                                           (acting in the capacity of Principal
                                           Accounting Officer and Principal
                                           Financial Officer of the Company)

                                EXHIBIT INDEX
                                -------------



                    Exhibit 27     Financial Data Schedule