Form 10-Q
period 1995-09-30
PARTNERS HEALTH PLAN OF PENNSYLVANIA INC
filed 1995-11-14
CIK 801335

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995
     Commission File Number: 33-8686

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

     As of October 31, 1995, 6,075 shares of the registrant's Common Stock, no par value, were issued and outstanding.

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
                                TABLE OF CONTENTS

     PART I.               FINANCIAL INFORMATION                                                         PAGE
     -------               ---------------------                                                         ----
     Item 1.               FINANCIAL STATEMENTS.

                           CONSOLIDATED BALANCE SHEETS
                           As of September 30, 1995 and December 31, 1994                                 3

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           For the three and nine months ended September 30, 1995 and 1994                4-5

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                           EQUITY (DEFICIENCY)
                           For the nine months ended September 30, 1995 and 1994                          6

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the nine months ended September 30, 1995 and 1994                          7

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                     8-10

     Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                                 11-12

     PART II.              OTHER INFORMATION

     Item 1.               LEGAL PROCEEDINGS.                                                             13

     Item 6.               EXHIBITS AND REPORTS ON FORM 8-K.                                              13

     SIGNATURES                                                                                           14

                                     PART I.
                          Item 1. FINANCIAL STATEMENTS

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                       September 30,       December 31,
                                                                                           1995                1994
                                                                                           ----                ----

                                                   Assets                               (unaudited)

Cash and cash equivalents                                                              $ 11,355,351        $  8,051,632
Debt securities available for sale, at fair value (amortized cost
    $1,004,657 at December 31, 1994)                                                           --             1,006,497
Receivables:
    Premiums, less allowance for doubtful accounts of $12,152
       and $69,422 at September 30, 1995 and December 31, 1994, respectively                413,799             170,940
    Reinsurance                                                                                --                52,338
    Interest                                                                                  1,789                --
Due from affiliate                                                                          329,135                --
Restricted investments                                                                      231,852             216,998
Deferred Federal income tax receivable                                                      302,102             258,812
                                                                                       ------------        ------------
                Total assets                                                           $ 12,634,028        $  9,757,217
                                                                                       ------------        ------------
                             Liabilities and Stockholders' Equity (Deficiency)

Health care claims payable                                                             $  5,961,813        $  5,463,119
Unearned premiums                                                                           506,564             328,765
Accounts payable and accrued liabilities                                                  1,438,172             719,194
Due to affiliate                                                                            296,024               9,388
Federal income tax payable                                                                  364,564             387,929
Note payable to related party                                                               162,017             412,017
Redeemable preferred stock                                                                2,955,000           2,955,000
                                                                                       ------------        ------------
                Total liabilities                                                        11,684,154          10,275,412

Stockholders' equity (deficiency):
     Common stock, no par value, $0.10 stated value, 100,000 shares authorized,
             6,075 and 6,081 shares issued and outstanding at
             September 30, 1995 and December 31, 1994, respectively                             609                 609
     Additional paid-in capital                                                           2,967,403           2,976,403
     Net unrealized capital gains                                                               678               1,196
     Accumulated equity (deficiency)                                                     (2,018,816)         (3,496,403)
                                                                                       ------------        ------------
                Total stockholders' equity (deficiency)                                     949,874            (518,195)

Commitments and contingencies                                                                  --                  --
                                                                                       ------------        ------------
Total liabilities and stockholders' equity (deficiency)                                $ 12,634,028        $  9,757,217
                                                                                       ------------        ------------
Stockholders' equity (deficiency) per common share                                     $     156.36        $     (85.22)
                                                                                       ------------        ------------


               See notes to the consolidated financial statements.

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations

For the three months ended September 30,                     1995             1994
                                                             ----             ----
                                                          (unaudited)      (unaudited)
Revenue:
    Health care premiums                                   $6,789,847       $8,153,354
    Interest                                                  137,402          102,236
                                                           ----------       ----------
                 Total revenue                              6,927,249        8,255,590
                                                           ----------       ----------
Expenses:
    Health care:
       Health care claims                                   4,791,830        6,538,702
       Reinsurance premiums                                    12,500          134,350
                                                           ----------       ----------
                Total health care expenses                  4,804,330        6,673,052

    Management fees                                           730,513        1,241,886
    Marketing, general and administrative                     200,023          186,537
                                                           ----------       ----------
              Total expenses                                5,734,866        8,101,475
                                                           ----------       ----------

Income before federal income taxes                          1,192,383          154,115

Federal income tax expense                                    417,335           53,940
                                                           ----------       ----------

    Net income                                             $  775,048       $  100,175
                                                           ----------       ----------

Net income per weighted average common share               $   127.56       $    16.47
                                                           ----------       ----------

Weighted average number of common shares outstanding            6,076            6,083
                                                           ----------       ----------

              See notes to the consolidated financial statements.

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations

For the nine months ended September 30,                                  1995              1994
                                                                         ----              ----
                                                                      (unaudited)       (unaudited)
Revenue:
    Health care premiums                                              $21,095,243       $26,052,776
    Interest                                                              425,567           251,417
                                                                      -----------       -----------
                 Total revenue                                         21,520,810        26,304,193
                                                                      -----------       -----------
Expenses:
    Health care:
       Health care claims                                              16,114,335        20,632,421
       Reinsurance premiums, less recoveries of $63 and $47,673
         for 1995 and 1994, respectively                                   41,586           389,621
                                                                      -----------       -----------
                Total health care expenses                             16,155,921        21,022,042

    Management fees                                                     2,625,984         3,943,910
    Marketing, general and administrative                                 465,694           530,000
    Depreciation and amortization                                            --                 493
                                                                      -----------       -----------
            Total expenses                                             19,247,599        25,496,445
                                                                      -----------       -----------

Income before federal income taxes                                      2,273,211           807,748

Federal income tax expense                                                795,624           282,711
                                                                      -----------       -----------

    Net income                                                        $ 1,477,587       $   525,037
                                                                      -----------       -----------

Net income per weighted average common share                          $    243.06       $     86.30
                                                                      -----------       -----------

Weighted average number of common shares outstanding                        6,079             6,084
                                                                      -----------       -----------


              See notes to the consolidated financial statements.

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
                                AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Deficiency)
              For the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                                                         Net                              Total
                                          Common Stock                                Unrealized                       Stockholders'
                                          ------------
                                                                     Additional        Capital        Accumulated         Equity
                                     Shares           Amount      Paid in Capital   Gains/(Losses)     Deficiency      (Deficiency)
                                     ------           ------      ---------------   --------------     ----------      ------------

Balance at December 31, 1993            6,084      $       609      $ 2,981,959      $     2,196      $(4,833,940)     $(1,849,176)

Stock Redemptions                          (2)                           (3,704)                                            (3,704)
Net income                               --               --               --               --            525,037          525,037
Net unrealized capital losses            --               --               --             (2,843)            --             (2,843)
                                  -----------      -----------      -----------      -----------      -----------      -----------

Balance at September 30, 1994           6,082      $       609      $ 2,978,255      $      (647)     $(4,308,903)     $(1,330,686)
                                  ===========      ===========      ===========      ===========      ===========      ===========


Balance at December 31, 1994            6,081      $       609      $ 2,976,403      $     1,196      $(3,496,403)     $  (518,195)

Stock Redemptions                          (6)                           (9,000)                                            (9,000)
Net income                               --               --               --               --          1,477,587        1,477,587
Net unrealized capital losses            --               --               --               (518)            --               (518)
                                  -----------      -----------      -----------      -----------      -----------      -----------

Balance at September 30, 1995           6,075      $       609      $ 2,967,403      $       678      $(2,018,816)     $   949,874
                                  ===========      ===========      ===========      ===========      ===========      ===========

              See notes to the consolidated financial statements.

                    PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

For the nine months ended September 30,                                              1995              1994
                                                                                     ----              ----
                                                                                  (unaudited)       (unaudited)
Cash flows from operating activities:
     Net income                                                                  $  1,477,587      $    525,037
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                   --                 493
         Provision for bad debts                                                       17,064            16,755
         Changes in operating assets and liabilities:
               (Increase) decrease in premiums receivable                            (259,923)          121,144
               Decrease in reinsurance receivable                                      52,338            49,511
               (Increase) decrease in other receivables                                (1,789)           19,988
               Decrease in due from affiliates                                           --             135,255
               (Increase) decrease in other current assets                           (329,135)           15,434
               (Increase) decrease in deferred Federal income tax receivable          (43,655)           11,034
               Increase (decrease) in health care claims payable                      498,694          (155,085)
               Increase (decrease) in unearned premiums                               177,799          (156,055)
               Increase in accounts payable and accrued liabilities                   718,978           190,723
               Increase in due to affiliates                                          286,636              --
               (Decrease) increase in Federal income tax payable                      (23,365)           74,328
                                                                                 ------------      ------------
                    Net cash provided by operating activities                       2,571,228           848,562
                                                                                 ------------      ------------
Cash flows from investing activities:
     Sale of debt securities available for sale, net                                1,005,301         6,890,016
     Purchase of restricted investments                                               (13,811)           (2,702)
                                                                                 ------------      ------------
                   Net cash provided by investing activities                          991,490         6,887,314
                                                                                 ------------      ------------
Cash flows from financing activities:
        Payment of note payable to related party                                     (250,000)             --
        Redemptions of common stock                                                    (9,000)           (3,704)
                                                                                 ------------      ------------
                               Net cash used for financing activities                (259,000)           (3,704)
                                                                                 ------------      ------------

Net increase in cash and cash equivalents                                           3,303,719         7,732,172

Cash and cash equivalents at beginning of period                                    8,051,632           261,055
                                                                                 ------------      ------------

Cash and cash equivalents at end of period                                       $ 11,355,351      $  7,993,227
                                                                                 ------------      ------------
Supplemental disclosures of cash flow information:

    Income taxes paid                                                            $    862,000      $    197,000
                                                                                 ------------      ------------

              See notes to the consolidated financial statements.

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Note 1- Organization

      PARTNERS Health Plan of Pennsylvania, Inc. (the "Company") and its subsidiaries, Aetna Health Plans of Western Pennsylvania, Inc. (the "Plan") and Physicians Health Plan Preferred, Inc. (the "PPO") are for-profit Pennsylvania corporations. The Plan is a federally qualified health maintenance organization ("HMO") licensed to conduct business in the state of Pennsylvania. The Plan provides a specified range of comprehensive medical services to an enrolled population through contracted providers. Most of the Plan's member groups are located in western Pennsylvania, including the metropolitan area of Pittsburgh, Pennsylvania. The PPO had no operations for the three and nine months ended September 30, 1995 and 1994.

      As of September 30, 1995, the Company is owned 81% by AHP Holdings, Inc. ("AHP Holdings"), and 19% by participating physicians. AHP Holdings is wholly-owned by Aetna Life Insurance Company ("ALIC"), which is wholly-owned by Aetna Life and Casualty Company ("Aetna").

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

      Note 3 - Related Party Transactions

      The Plan has a management agreement with Aetna Health Management ("AHM"), which provides substantially all management, marketing, financial, and administrative services to the Plan. Fees for these services are based upon a percentage of net premiums (as defined in the agreement) and interest revenue. Fees under this agreement were $730,513 and $2,625,984 for the three and nine months ended September 30, 1995, respectively, and $1,241,886 and $3,943,910 for the three and nine months ended September 30, 1994, respectively. Included in total liabilities at September 30, 1995 and December 31, 1994 were $296,024 and $9,388, respectively, which were related to the unpaid portion of management fees.

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

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      "Available earnings" are defined for this purpose as excess earnings of the Plan for the year after subtraction of that amount necessary to continue to meet statutory net equity requirements and before declaration of common stock dividends. Based on available earnings for 1994 and 1993 as defined, an interest payment of $250,000 was made to AHP Holdings in the second quarter of 1995 and the fourth quarter of 1994. At any time on or after March 1, 2002, the holders of the redeemable preferred stock may convert their shares for shares of common stock of the Plan having an aggregate value of $1,000 per share, calculated on the basis of the net equity of the Plan as of the conversion date. Shares redeemed, converted or otherwise acquired by the Plan shall not be reissued, and all such shares shall be canceled.

      Effective June, 1992, the Plan entered into a Stock Subscription Agreement (the "Agreement") with AHP Holdings pursuant to which AHP Holdings acquired 2,955 shares of the redeemable preferred stock in exchange for the entire principal amount of the note payable due to AHP Holdings. Each share was exchanged for the forgiveness of $1,000 of the note payable principal balance. In addition, the Agreement suspends accrual of interest on the note payable from and after December 31, 1991. Therefore, no interest was accrued in 1995 or 1994. Note payable to related party, as reflected in the consolidated balance sheets, of $162,017 at September 30, 1995 and $412,017 at December 31, 1994 represents accrued interest on the note payable.

      The Plan has a reinsurance agreement with ALIC. Premiums paid under this agreement were $12,500 and $41,649 for the three and nine months ended September 30, 1995, and $134,350 and $437,294 for the three and nine months ended September 30, 1994, respectively. Reinsurance receivables due from ALIC were $52,338 at December 31, 1994. In the second quarter of 1995, the reinsurance agreement was revised such that effective January 1, 1995, the reinsurer is liable for 100% of the Plan's incurred claims during the contract year which are in excess of 96% of the Plan's earned premiums. For the month ended January 31, 1994, the reinsurer was liable for 90% of all claims over $75,000 with no daily maximum benefit. For the period from February 1, 1994 through December 31, 1994, the reinsurer was liable for 70% of all claims over $100,000 with no daily maximum benefit. As a result of the above-indicated revision to the reinsurance agreement, reinsurance premiums paid during the first six months of 1995, under the previous arrangement, will be refunded to the Plan. Accordingly, a receivable was established and is included in due from affiliate.

      The Plan's benefit package is offered to Aetna for its employees. Premiums for health care services received by the Plan from Aetna were approximately $220,000 and $670,000 for the three and nine months ended September 30, 1995, respectively, and $205,000 and $621,000 for the three and nine months ended September 30, 1994, respectively.

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      Certain contracted health care providers are also owners of the Plan. Health care expenses include approximately $371,000 and $1,840,000 for the three and nine months ended September 30, 1995, respectively, and $903,000 and $2,800,000 for the three and nine months ended September 30, 1994, respectively, for these providers.

      The Plan recently compensated a Pittsburgh area hospital for disputed reimbursement relative to contractually agreed upon rates for services provided to both the Plan's members and members of various health plans insured or administered by Aetna over the past several years. AHM, which has general management responsibility for the Plan, reimbursed the Plan for the amount of the settlement through a management fee adjustment, and as a result, the settlement has had no financial impact on the Plan.

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

      The current Federal income tax payable of $364,564 and $387,929 at September 30, 1995 and December 31, 1994, respectively, represents amounts owed to Aetna for Federal income tax expenses in excess of amounts already paid.

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

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Results of Operations. The Company's net income for the three and nine months ended September 30, 1995, was $775,048 ($127.56 per share) and $1,477,587 ($243.06 per share), respectively, compared to net income for the three and nine months ended September 30, 1994, of $100,175 ($16.47 per share) and $525,037 ($86.30) per share, respectively. The increase in net income for three and nine months ended September 30, 1995, was primarily due to favorable medical experience. Decreases in management fees, reinsurance premiums and an increase in interest income also contributed to the favorable results. These favorable factors were partially offset by a decrease in premium revenue.

      Operating income (health care premiums less health care expenses) increased 34% to $1,985,517 and decreased 2% to $4,939,322 for the three and nine months ended September 30, 1995, respectively, as compared to $1,480,302 and $5,030,734 for the three and nine months ended September 30, 1994. The increase in operating income reflects a decrease in health care expenses that was due to the decrease in the medical cost ratio (total cost of health care expenses divided by total health care premiums), which was 71% and 77% for the three and nine months ended September 30, 1995, respectively, compared to 82% and 81% for the three and nine months ended September 30, 1994. The decrease in the medical cost ratio from September 30, 1994, to September 30, 1995, reflects a decrease in medical expenses due to improved medical expense trends, including benefits realized from the adjustment of medical reserves reflecting emerging favorable medical experience from prior years. The favorable impact of the decrease in health care expenses was offset in part by the decrease in premium revenues due to a reduction in membership from September 30, 1994 to September 30, 1995, along with a decrease in Medicaid capitated revenue reimbursement rates.

      Revenue decreased by 16% to $6,927,249 ($138.12 per member per month) and 18% to $21,520,810 ($137.06 per member per month) for the three and nine months ended September 30, 1995, respectively, compared to $8,255,590 ($136.52 per member per month) and $26,304,193 ($139.15 per member per month) for the three and nine months ended September 30, 1994, respectively. The revenue decrease in 1995 was attributable to a decrease in membership and a decrease in Medicaid capitated revenue reimbursement rates reflecting a change in the Medicaid membership demographics. Membership decreased 19% to 16,379 at September 30, 1995, compared to 20,166 at September 30, 1994. The decrease in membership levels was due to market demand that continues to shift some members to Aetna's point of service (POS) products (which are not offered by the HMO) and a loss of other members to various competitors in the market. These factors more than offset the addition of new groups and additional market penetration in existing groups.

      Interest revenue was $137,402 ($2.74 per member per month) and $425,567 ($2.71 per member per month) for the three and nine months ended September 30, 1995, respectively, as compared to $102,236 ($1.69 per member per month) and $251,417 ($1.33 per member per month) for the three and nine months ended September 30, 1994. The increase in interest revenue from 1994 to 1995 reflects an increase in interest-yielding assets due to the Plan's continued profitable position.

      Health care expenses decreased 28% to $4,804,330 ($95.79 per member per month) and 23% to $16,155,921 ($102.89 per member per month) for the three and nine months ended September 30, 1995, respectively, compared to $6,673,052 ($110.35 per member per month) and $21,022,042 ($111.21 per member per month) for the three and nine months ended September 30, 1994, respectively. The decrease in health care expenses in the first nine months of 1995 was primarily attributable to improved medical expense trends, which include benefits realized from the adjustment of medical reserves to reflect emerging favorable medical experience from prior years and the decrease in membership levels.

      Management fees for the three and nine months ended September 30, 1995, decreased $511,373 or 41% and $1,317,926 or 33%, respectively, when compared to the same periods a year ago. The decrease was due to the reduction in the Plan's premium revenue, a decrease in the management fee percentage paid by the Company and an adjustment to the management fees due to a recent settlement with a Pittsburgh area hospital (see Notes to Consolidated Financial Statements). Under the management contract with AHM, fees for management services are based on a percentage of premium revenue and interest income. Fees under this agreement were $730,513 and $2,625,984 for the three and nine months ended September 30, 1995, respectively, and $1,241,886 and $3,943,910 for the three and nine months ended September 30, 1994, respectively.

      Marketing, general and administrative expenses increased $13,486 (7%) and decreased $64,306 (12%) for the three and nine months ended September 30, 1995, when compared to the same periods a year ago. The primary factor contributing to the decrease for the nine months ended September 30, 1995, reflects a reduction in broker commissions that are calculated as a percentage of revenue.

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

      Liquidity and Capital Resources. Cash and cash equivalents at September 30, 1995, and December 31, 1994, were $11,355,351 and $8,051,632, respectively. Operations were funded with cash generated primarily from premium revenues and interest earnings on cash, cash equivalents and short-term investments. The Company does not anticipate making any material capital expenditures in the future. The Company believes that its existing capital resources, together with funds generated from operations, will be sufficient to meet its normal working capital requirements and capital commitments for the foreseeable future.

      The Plan is required to maintain a minimum amount of net equity as defined by regulation and statute. A Pennsylvania regulation, effective January 1, 1993, requires an operational HMO to have as minimum net equity the greater of $1,000,000 or three months uncovered health care expenditures for Pennsylvania enrollees as reported on the most recent financial statement filed with the Commonwealth of Pennsylvania. An existing HMO has four years to meet the net equity requirements in increments of $250,000 by January 1st of each year. As of September 30, 1995, the minimum net equity requirement as defined was $750,000. The Plan's net equity, including redeemable preferred stock, as defined by regulation and statute was $3,602,772 at September 30, 1995.

     PART II.

     ITEM 1.      LEGAL PROCEEDINGS.

     There are no legal proceedings pending against the Company, the PPO, or the HMO which, if successful, would materially adversely affect the operations or financial condition of the Company.

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

     a.  Exhibits
         (27) Financial Data Schedule.

     b.  Reports on Form 8-K.
         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PARTNERS HEALTH PLAN OF
                                         PENNSYLVANIA, INC.

     Date:        November 14, 1995       /s/ Steven W. Jones
                                          -------------------
                                          Steven W. Jones, President
                                          (Principal Executive Officer)

     Date:        November 14, 1995       /s/ Joseph F. Brislin
                                          ---------------------
                                          Joseph F. Brislin
                                          Assistant Vice President of Aetna
                                          Life Insurance Company
                                          (acting in the capacity of Principal
                                          Accounting Officer and Principal
                                          Financial Officer of the Company)