Form 10-K
PARTNERS HEALTH PLAN OF PENNSYLVANIA INC
filed 1996-03-14
CIK 801335

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995
Commission File Number 33-8686

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

Pennsylvania                                      25-1536040
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

5700 Corporate Drive
Suite 300
P. O. Box 101769
Pittsburgh, Pennsylvania                             15237
------------------------                             -----
(Address of principal executive offices)           (ZIP Code)

                                 (412) 366-9000
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:

                           Common Stock, no par value
                           ---------------------------
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

There is no market for the registrant's common stock and there is no anticipation that a market will ever develop. Accordingly, it is not possible to determine a market value for the registrant's shares held by non-affiliates.

As of March 1, 1996, 6,075 shares of the registrant's Common Stock, no par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.

                                TABLE OF CONTENTS

PART I                                                                              PAGE

Item 1.   Business.                                                                    2
Item 2.   Properties.                                                                  5
Item 3.   Legal Proceedings.                                                           5
Item 4.   Submission of Matters to a Vote of Security Holders.                         5

PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters.        6
Item 6.   Selected Financial Data.                                                     7
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                                       8
Item 8.   Financial Statements and Supplementary Data.                                10
Item 9.   Changes in and Disagreements with Accountants on Accounting and             10
          Financial Disclosure.

PART III

Item 10.  Directors and Executive Officer of the Registrant.                          10
Item 11.  Executive Compensation.                                                     12
Item 12.  Security Ownership of Certain Beneficial Owners and Management.             17
Item 13.  Certain Relationships and Related Transactions.                             19

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.           19

SIGNATURES                                                                            21

                                     PART I

ITEM 1.       BUSINESS.

(a)  General Development of the Business

PARTNERS Health Plan of Pennsylvania, Inc. (the "Company") is a holding company organized under the laws of the State of Pennsylvania on April 22, 1985 to establish a health maintenance organization subsidiary, Aetna Health Plans of Western Pennsylvania, Inc. (the "HMO" or the "Plan"). The HMO was incorporated under the laws of Pennsylvania on July 15, 1985. The Company and the HMO are for-profit Pennsylvania corporations. The HMO is a health maintenance organization which provides a specified range of comprehensive medical services to an enrolled population through contracted providers.

On December 11, 1986, Physicians Health Plan Preferred, Inc. (the "PPO") was incorporated as a for-profit Pennsylvania corporation and a wholly-owned subsidiary of the Company. The PPO did not engage in any business activities until February 1, 1991. From that time until September 1, 1993, the PPO offered a provider network to workers' compensation programs in western Pennsylvania. The State of Pennsylvania established fee schedules for workers' compensation claims effective September 1, 1993. This new regulation has essentially eliminated potential future savings to be realized by the PPO. Management does not anticipate that the PPO will contribute any revenue in the foreseeable future.

The Company is 81% owned by AHP Holdings, Inc. ("AHP Holdings") and 19% by participating physicians. AHP Holdings is wholly-owned by Aetna Life Insurance Company ("Aetna Life"), which is wholly-owned by Aetna Life and Casualty Company ("Aetna").

AHP Holdings, Inc. and the Company have entered into an agreement pursuant to which a change of control of the Company will occur. See Item 7, "Management's Discussion and Analysis - Pending Transactions" of this Form 10-K.

(b) Financial Information about Industry Segments

The Company operates only in the managed care industry and, accordingly, industry segment data is not applicable.

(c) Narrative Description of Business

Background - The Health Maintenance Organization Industry

A health maintenance organization provides a specified range of comprehensive medical services to an enrolled population for a fixed annual premium that does not vary with the extent of the medical services provided to any particular individual.

Health maintenance organizations provide health coverage through direct employment of, or contractual arrangements with, qualified health care providers and, therefore, are in a position to negotiate favorable rates for their enrollees and influence the efficiency of health care delivery through economic incentives and utilization management. Thus, health maintenance organizations can provide greater control over utilization and health care expenditures than traditional health care plans.

Operations of the HMO

The Plan is a health maintenance organization which provides a specified range of comprehensive medical services to an enrolled population for a fixed annual premium that does not vary with the extent of the medical services provided to any particular individual.

The Plan provides health coverage through contractual arrangements with qualified health care providers and therefore, is in a position to negotiate favorable rates for its enrollees and influence the efficiency of health care delivery through economic incentives and utilization management. Thus, the Plan can provide greater control over utilization and health care expenditures than traditional health care plans.

The HMO is structured as an Individual Practice Association ("IPA") model health plan, designed to permit primary and specialty care physicians to remain as independent providers. The HMO contracts with physicians to serve as a primary care provider to enrollees. These physicians serve as a "gatekeeper" to the other participating providers by screening incoming patients to determine their health care needs, performing required primary care services where possible, and administering patient referral to specialty care and other participating providers where necessary.

The HMO's participating physicians are compensated on a "modified" fee-for-service basis. Each participating physician agrees to provide services for the lesser of the physician's customary fee-for-service charge or the maximum fee approved by the HMO's Board of Directors. All or portions of the maximum fee schedule are revised periodically.

To minimize the extent to which the Company and possibly its participating physicians may be at risk for certain unexpected expenses, the Company has made arrangements with insurers to minimize certain business risks of the Company. Among other things, the Company has acquired reinsurance from Aetna Life to minimize its exposure to catastrophic claims and insolvency insurance to protect members against the Company's insolvency. In addition, the Company has acquired general liability and director and officer coverage to protect the Company with respect to claims made in connection with personal injury or property damage arising from the operation of an HMO.

The Plan's service area includes the geographic area of Allegheny, Washington, Westmoreland, Beaver, and Butler counties. As of December 31, 1995, the HMO had contracted with approximately 2,900 participating physicians located in Allegheny, Washington, Westmoreland, Beaver and Butler Counties of western Pennsylvania, including the greater Pittsburgh metropolitan area. It also had provider contracts with 28 hospitals and 699 pharmacies. Hospital contracts are primarily tiered per diem arrangements based on utilization categories. All provider contracts can be terminated by either party upon 90 days written notice.

Enrollment as of December 31, 1995, was approximately 16,200 members. Approximately 3,100 of these members are covered under a Medicaid agreement which is renewable in June, 1996. Premiums are established by community rating, adjusted by group for such variables as age and sex. Health care premiums from the Medicaid agreement exceeded 10% of the Plan's total revenue for the years ended December 31, 1995 and 1994. Premium revenue from this group was approximately $5,977,000, $6,258,000 and $5,906,000 for 1995, 1994, and 1993,
respectively.

Operations of the PPO

The Company also owns 100% of the stock of the PPO. The purpose of the PPO was to provide managed care services in a workers' compensation environment to employers. Covered groups realized savings by using a provider network to manage the medical cost component of workers' compensation cases.

The PPO received a network access fee from covered groups or their carriers. The PPO offered these services to Aetna's commercial insurance customers and to self-funded workers' compensation employers in the service area. The employees covered by this arrangement were not considered members of the HMO. A new regulation, which went into effect September 1, 1993, has eliminated the savings which had previously been realized by the PPO. Management does not anticipate that the PPO will contribute any revenue in the foreseeable future.

Marketing and Competition

A majority of the HMO's enrollment is obtained through contracts with employers throughout the five county Pittsburgh metropolitan service area for employee and dependent health care coverage. Marketing to or through employer sponsors is primarily the responsibility of the HMO's marketing staff. Solicitation of employer sponsors is also performed through a broker network representing the HMO on a non-exclusive independent contractor basis.

The HMO competes in the Pittsburgh metropolitan service area for enrollment with other health maintenance organizations, other types of managed care programs and a number of conventional health insurers. Blue Cross, through its indemnity plan and its health maintenance organization (Keystone Health Plan), is the largest competitor as measured by covered lives in the Pittsburgh service area. The other principal health maintenance organization competitors are Health America and U. S. Healthcare. The HMO is the fifth largest health maintenance organization in the Pittsburgh service area based on membership as of December 31, 1995.

Competition is largely based upon product features and prices, the quality of services provided, the geographic scope of the provider networks and the medical specialties represented in such networks. The HMO relies on its strengths of multi-market sales and high service quality to compete in this market.

Government Regulation

State Qualification

Pennsylvania engages in extensive regulation of health maintenance organizations. The HMO received a Certificate of Authority issued by the Pennsylvania Departments of Health and Insurance in August, 1986, allowing it to commence operations as an IPA-model plan in the five-county Pittsburgh metropolitan service area. Among other things, rate filings were approved as part of the certification process.

The Pennsylvania Departments of Health and Insurance generally regulate a health maintenance organization's structure and operations, including the type and extent of health care services provided to enrollees, contracts with health care providers and other contracts required for the HMO's operations, financial standards, including a restricted reserve and minimum working capital, quality assurance, access to care, subscriber rights, grievance procedures, and professional standards of the HMO's providers. Failure to comply could result in an administrative fine, or suspension or revocation of the HMO's license to operate.

Federal Qualification

The HMO is also federally qualified under the Health Maintenance Organization Act of 1973 (the "Federal HMO Act"). The HMO received its federal qualification in April, 1987. Accordingly, the HMO is required to comply with rules and regulations promulgated by the Secretary of Health and Human Services in areas such as the scope of enrollee benefits offered, premium structure, procedures for review of medical quality assurance, marketing materials, personnel qualifications, relationships with management companies and health care providers, reporting requirements, and financial and operations performance standards.

The principal competitive benefit of federal qualification under the Federal HMO Act is the ability of a federally qualified health maintenance organization to require that certain employers with more than 25 employees offer a federally qualified plan as an alternative to conventional health insurance. If a federally qualified IPA-model is available, such a model must generally be offered by the employer as a health care plan option. The petitioning health maintenance organization need not necessarily be chosen by the employer as the health maintenance organization model to be offered. Another potential significant benefit of federal qualification is the health maintenance organization's ability to enter into a Medicare risk contract. Many employers also limit sponsorship to federally qualified plans. There are also potential disadvantages, such as limits on product offerings and pricing. The Federal HMO Act was amended in 1988 to allow federally qualified health maintenance organizations greater flexibility in the types of products they offer and the pricing of those products. Federal qualification has required no material changes from the HMO's state qualified operations or in its contractual or compensation arrangements with Aetna Health Management, Inc. ("AHM") a wholly owned subsidiary of Aetna Life. (Please see description of AHM services under the "Employees" section below.)

From time to time, modifications to both the state and Federal statutes regulating health maintenance organizations may be considered by the respective state and Federal legislatures which, if adopted, could affect the operations, profitability, or business of the HMO. In addition, to remain licensed, it may be necessary for the HMO to make changes from time to time in its services, procedures, and structure. Such changes may be required as a result of amendment to, or other significant modifications of, Federal and state law and regulations controlling the HMO's operations. The HMO believes that it is in compliance in all material respects with the applicable regulations of the various Federal and state licensing authorities.

Employees

The Company, the HMO and the PPO do not have any employees. Under a management contract with AHM, Aetna and/or its affiliates recruits and compensates all employees or contractors necessary for the operation of the Company. Present staffing level of 45 persons includes a President, Medical Director, Director of Network Management, marketing representatives, and additional support personnel. Certain other services, such as claims processing, billing and enrollment, finance and actuarial, are provided by employees of Aetna and/or its affiliates located in Middletown, Connecticut and Reading, Pennsylvania.

ITEM 2.       PROPERTIES.

The combined executive and administrative offices of the Company are located at 5700 Corporate Drive, Pittsburgh, Pennsylvania, occupying approximately 11,600 square feet leased by the Company at a rental of approximately $19,000 per month. The lease expires in November, 1998. The cost of this rental is paid by AHM and is included in the management fee paid to AHM.

ITEM 3.       LEGAL PROCEEDINGS.

There are no legal proceedings pending against the Company, the HMO or the PPO which, if successful, would materially adversely affect the operations or financial condition of the Company, the HMO or the PPO.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS.

Market Information

There is no public trading market for the Company's no par value, $.10 stated value, common stock, and there is no anticipation that such a market will ever develop. As of December 31, 1995, the Company's common stock was held by 1,120 shareholders.

Holders

As of March 1, 1996, there were 6,075 shares of the Company's common stock outstanding. AHP Holdings holds 4,956 of such shares and participating physicians own 1,119 of such shares, with each physician owning one share.

Dividends

The Company has not paid regular dividends in the past to its shareholders and does not anticipate doing so in the foreseeable future.

ITEM 6.       SELECTED FINANCIAL DATA.

The selected financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1995, are derived from the consolidated financial statements of the Company. The consolidated financial statements as of December 31, 1995 and 1994, and for each of the years in the three-year period ended December 31, 1995, which have been audited by KPMG Peat Marwick LLP, and the report thereon, are included starting on page 23.

                                                         As of/for the Year Ended
                                  ------------------------------------------------------------------
                                  December 31,      December 31,      December 31,      December 31,      December 31,
                                     1995               1994             1993               1992              1991
                                  ------------      ------------      ------------      ------------      ------------
STATEMENT OF OPERATIONS DATA
Revenue                           $ 28,243,098      $ 34,476,707      $ 41,776,646      $ 36,166,265      $ 27,000,244

Health care expenses                21,171,257        26,554,138        33,740,027        29,722,438        22,064,462
Other expenses                       4,124,371         5,864,918         6,972,462         6,019,975         4,913,386
                                  ------------      ------------      ------------      ------------      ------------
Total expenses                      25,295,628        32,419,056        40,712,489        35,742,413        26,977,848
Income before cumulative
effect adjustment                    1,936,689         1,337,537           693,281           279,742            14,782

Cumulative effect adjustment
for change in accounting for
income taxes                              --                --                --             120,531              --
                                  ------------      ------------      ------------      ------------      ------------
Net income                        $  1,936,689      $  1,337,537      $    693,281      $    400,273      $     14,782
                                  ============      ============      ============      ============      ============

Weighted average number of
common shares outstanding                6,078             6,083             6,086             6,091             6,101

Income per share before
cumulative effect adjustment      $     318.64      $     219.88      $     113.91      $      45.93      $       2.42

Cumulative effect adjustment
for change in accounting for
income taxes per share                    --                --                --               19.79              --
                                  ------------      ------------      ------------      ------------      ------------
Net income per share              $     318.64      $     219.88      $     113.91      $      65.72      $       2.42
                                  ============      ============      ============      ============      ============
------------
BALANCE SHEETS DATA:
Current assets                    $ 10,384,858      $  9,281,407      $  8,714,468      $  7,968,638      $  5,889,964
Other assets                           364,065           475,810           559,645           489,992           227,616
                                  ------------      ------------      ------------      ------------      ------------
Total assets                        10,748,923         9,757,217         9,274,113         8,458,630         6,117,580

Current liabilities                  6,223,178         6,908,395         7,506,272         7,384,214         5,441,239
Note payable to related party          162,017           412,017           662,017           662,017         3,617,017

Redeemable preferred stock           2,955,000         2,955,000         2,955,000         2,955,000              --
Accumulated deficiency              (1,559,714)       (3,496,403)       (4,833,940)       (5,527,221)       (5,927,494)
Stockholders' equity
(deficiency)                         1,408,728          (518,195)       (1,849,176)       (2,542,601)       (2,940,676)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The Company's net income for the year ended December 31, 1995 was $1,936,689 ($318.64 per share), improving over net income of $1,337,537 ($219.88 per share) and $693,281 ($113.91 per share) for the years ended December 31, 1994 and 1993, respectively. The increase in net income for 1995 over 1994 was primarily due to the benefit realized from the adjustment of medical reserves as a result of favorable medical experience. Decreases in management fees, reinsurance premiums and an increase in interest income also contributed to the favorable results. These favorable factors were partially offset by a decrease in premium revenue. The increase in net income for 1994 over 1993 was largely due to the benefit realized by favorable medical experience as well as decreases in management fees. These factors were partially offset by decreases in premium revenue, the elimination of PPO revenue and increased reinsurance expense due to a revised contract.

Operating income (health care premiums less health care expenses) decreased 14% to $6,487,797 in 1995 compared to $7,569,413 in 1994. Operating income for the year ended December 31, 1993 was $7,070,995. The decrease in operating income reflects a decrease in premium revenues due to a reduction in membership from December 31, 1994 to December 31, 1995, along with a decrease in Medicaid capitated revenue reimbursement rates. These unfavorable factors were partially offset by a decrease in medical expenses as a result of improved medical expense trends, including benefits realized from the adjustment of medical reserves primarily reflecting emerging favorable medical experience from prior years and changes in membership levels.

Revenue decreased by 18% to $28,243,098 ($137.45 per member per month) for the year ended December 31, 1995 compared to $34,476,707 ($139.73 per member per month) for the year ended December 31, 1994. Revenues were $41,776,646 ($133.40 per member per month) for the year ended December 31, 1993. The revenue decrease in 1995 was attributable to a decrease in membership and a decrease in Medicaid capitated revenue reimbursement rates reflecting a change in the Medicaid demographics. Membership decreased 15% to 16,286 at December 31, 1995, compared to 19,200 at December 31, 1994. The decrease in membership levels was due to market demand that continues to shift some members to Aetna's Point of Service
(POS) products (which are not offered by the HMO) and a loss of other members to various competitors in the market. These factors more than offset the addition of new groups and additional market penetration in existing groups.

Interest revenue was $584,044 in 1995 ($2.84 per member per month) as compared to $353,156 ($1.43 per member per month) and $221,559 ($.71 per member per month) for the years ended December 31, 1994 and 1993, respectively. The increase in interest revenue in 1995 and 1994 reflects an increase in interest yielding assets due to the Plan's continued profitable position.

Health care expenses decreased 20% to $21,171,257 ($103.03 per member per month) for the year ended December 31, 1995, compared to $26,554,138 ($107.62 per member per month) for the year ended December 31, 1994. Health care expenses were $33,740,027 ($107.74 per member per month) for the year ended December 31, 1993. The decrease in health care expenses in 1995 was primarily attributable to improved medical expense trends, which include benefits realized from the adjustment of medical reserves to reflect emerging favorable medical experience from prior years and the decrease in membership levels. The medical cost ratio (total cost of health care expenses divided by total health care premiums) was 77% for the year ended December 31, 1995 compared to 78% and 83% for the years ended December 31, 1994 and 1993, respectively.

Management fees decreased 30% or $1,501,656 from 1994 to 1995 and decreased 20% or $1,259,837 from 1993 to 1994. The decreases are due to the reduction in the Plan's premium revenue, a decrease in the management fee percentage paid by the Company and an adjustment to the management fees due to a recent settlement with a Pittsburgh area hospital (see Note 5 of Notes to Consolidated Financial Statements). Under the management contract with AHM, fees for management services are based on a percentage of premium revenue and interest income. Fees under this agreement were $3,498,771, $5,000,427, and $6,260,264 for the years ended December 31, 1995, 1994 and 1993, respectively.

Pending Transactions

As described in the Company's Form 8-K under Item 5, "Other Events" filed on December 29, 1995, Coventry Corporation, a Tennessee corporation ("Coventry"), and a wholly-owned subsidiary of Coventry ("Merger Sub"), will acquire all of the outstanding shares of common stock, without par value per share (the "Common Stock") of the Company and all of the outstanding, redeemable preferred stock, without par value per share (the "Preferred Stock"), of the HMO.

The transaction will take place in two steps. In the first step, Merger Sub will acquire all of the Common Stock owned by AHP Holdings, Inc. for $5,274.90 per share in cash and all of the Preferred Stock for $2,995,000 in cash. In the second step, the Company will merge with and into Merger Sub, or Merger Sub will merge with and into the Company, and each of the holders of Common Stock at the time of the Merger will receive $5,274.90 per share in cash. The parties expect the second step to occur promptly after the first step.

Regulatory approval of this transaction was received by the Pennsylvania Insurance Department and the Pennsylvania Department of Health on March 12, 1996.

Outlook

The outlook for the Company is heavily dependent upon its ability to effectively manage health care costs for customers. The Company attempts to achieve this through a combination of negotiated contracts with health care providers, development and implementation of guidelines for appropriate utilization of health care resources and by working with health care providers to review treatment patterns in order to improve consistency and quality. Although medical experience had a favorable impact on 1995 results there is no assurance that this trend will continue in the future.

Legislative efforts to change the health insurance system have received increased attention in recent years at both the state and national levels, including various proposals to reform the federal Medicare program. Aetna actively supports proposals designed to enhance managed care and expand access to health care coverage through private sector competition. Management is not able to predict the outcome of state and federal legislative efforts, or the effect any additional legislation, if adopted, would have on the Company.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 1995 were $9,863,085, an increase of $1,811,453 from December 31, 1994. There were no short-term investments at December 31, 1995. Short term investments amounted to $1,006,497 at December 31, 1994. Operations were funded with cash generated primarily from premium revenues and interest income on cash and cash equivalents. The Company does not anticipate making any material capital expenditures in the future. The Company believes that its existing capital resources, together with funds generated from operations, will be sufficient to meet its normal working capital requirements and capital commitments for the foreseeable future.

The Plan is required to maintain a minimum amount of net equity as defined by regulation and statute. A Pennsylvania regulation, effective January 1, 1993, requires an operational HMO to have as minimum net equity the greater of $1,000,000 or three months uncovered health care expenditures for Pennsylvania enrollees as reported on the most recent financial statement filed with the Commonwealth of Pennsylvania. An existing HMO has four years to meet the net equity requirements in increments of $250,000 by January 1st of each year. As of January 1, 1996, the minimum net equity requirement as defined will be $1,000,000. The Plan's net equity, including redeemable preferred stock as defined by regulation and statute was $4,230,135 at December 31, 1995.

New Accounting Pronouncements

On December 31, 1993 the Plan adopted FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which required the classification of debt securities into three categories: held to maturity (debt securities the Company has positive intent and ability to hold to maturity), which are carried at amortized cost; available for sale (debt securities that may be sold prior to maturity), which are carried at fair value with changes in fair value, net of taxes, recognized as a component of stockholders' equity (deficiency); and trading (debt securities held with the objective of trading to generate profits on short-term differences in price), which are carried at fair value with immediate recognition in income of changes in fair value. FAS No. 115 also requires the classification of equity securities into two categories: available for sale and trading, which are accounted for as described above. Adoption of this standard resulted in a net increase of $2,196 to unrealized capital gains in stockholders' deficiency in 1993.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company as of December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995 together with the independent auditors' report are attached to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Consummation of the pending transaction as described under Item 7 of this Form 10-K is expected to result in a change of executive officers and the Board of Directors of the Company.

As of March 1, 1996, the Company had only one executive officer, Steven W. Jones, who was appointed President of the Company on November 8, 1994. A description of Mr. Jones' business experience follows. Mr. Jones does not have a family relationship with any of the Directors of the Company.

The following information indicates each Director's name, age, the year when first elected a director of the Company, the principal occupation of each as of December 31, 1995, and a brief description of the business experience of each for the last five years. None of the Directors is a director of another public company.

DANIEL H. BROOKS, M.D., 56
(Director since 1986)

Daniel H. Brooks, M.D., has been a physician in the Pittsburgh area for more than 24 years and is a member of the Allegheny County Medical Society. He served as President of the Company from 1990 to 1991.

ANTHONY J. BUIVIDAS, 42
(Director since 1995)

Anthony J. Buividas has been the Market Vice President of Aetna Health Plans Philadelphia Metro Market since February 1994, as well as the CEO of Aetna Health Plans of Central and Eastern Pennsylvania (a Pennsylvania HMO), a position he has held since July 1992. From July 1986 to June 1992, Mr. Buividas served as Chief Operating Officer of the predecessor HMO, Freedom Health Care. He served as a director of Aetna Health Plans of Central and Eastern Pennsylvania from December 1992 through April 1994.

STEVEN W. JONES, 38
(Director since 1994)

Steven W. Jones became President of the Company on November 8, 1994. From March 1991 to October 1994, Mr. Jones served as General Manager of Aetna Health Plans' Louisville office. From August 1988 to March 1991, Mr. Jones served as Account Executive of Aetna Health Plans' Houston office.

JOHN P. MCCRORY, 47
(Director since 1994)

John P. McCrory has been General Manager, Aetna Life Insurance and Annuity Company (Pittsburgh Pension office) since June 1992. From April 1989 to May 1992, Mr. McCrory served as Regional Pension Manager for Minnesota Mutual Life Insurance Company.

SANFORD M. REICH, M.D., 60
(Director since 1995)

Sanford M. Reich, M.D. has been a medical director of Aetna Health Plans of Western Pennsylvania Inc. (the Company's principal operating subsidiary) since August 1994. From February 1993 to August 1994, Dr. Reich served as a medical director of Travelers Health Network Inc. From July 1991 to February 1993, Dr. Reich served as a medical director and assistant vice president of Provident Life & Accident Insurance Company.

ITEM 11.      EXECUTIVE COMPENSATION.

The executive officer named below is employed by certain affiliates of Aetna Life and Casualty Company (the "Parent"), and is compensated by such affiliates of the Parent. None of the officers of the Company are compensated by the Company.

The Parent administers a severance pay plan under which employees, including the Company's Executive Officer, terminated by the Parent without cause, may receive up to two weeks of continuing salary for every credited full year of employment to a maximum of one year's salary. In addition to the Severance Pay Plan, the Parent administers a Job Elimination Benefits Program applicable when an employee's job is eliminated due to reengineering, reorganization or staff reduction efforts. Under this program, employees, including the Company's executive officer, are eligible for an additional 13 weeks of salary continuation and outplacement assistance. Certain benefits continue during the severance pay and salary continuation periods.

SUMMARY COMPENSATION TABLE

The following table sets forth for the periods indicated certain compensation of the President and chief executive officer (CEO), the only executive officer of the Company during 1995.

------------------------------------------------------------------------------------------------------------------------------------
                                        ANNUAL COMPENSATION                               LONG-TERM COMPENSATION
                                        -------------------                               ----------------------
                                                                                          AWARDS         PAYOUTS
                                                                                        SECURITIES      LONG-TERM            ALL
NAME AND PRINCIPAL                                                     OTHER ANNUAL     UNDERLYING      INCENTIVE           OTHER
POSITION                         YEAR          SALARY      BONUS(3)    COMPENSATION    STOCK OPTIONS   PLAN PAYOUTS     COMPENSATION
------------------------------------------------------------------------------------------------------------------------------------
Steven W. Jones                 1995          $113,215     $     0      $   273(4)         750               0         $13,531(5)(6)
President and                   1994            89,398      35,000       11,616            300               0          31,211
chief executive officer (1)     1993(2)
------------------------------------------------------------------------------------------------------------------------------------

(1)   Mr. Jones became the President of the Company on November 8, 1994.

(2) The named individual was not an executive officer of the Company at any time during this year.

(3) Represents amounts earned under the Parent's Management Incentive Plan II (MIP II) by the named individual for the year indicated. Annual incentive bonuses payable under MIP II are intended to reward executive officers for achieving financial and strategic results. The Parent's Chairman administers MIP II and determines the amount of each award to be granted.

(4) Represents amounts paid to the individual during 1995 for tax payments in connection with relocation expenses.

(5) Includes $5,661 of matching contributions made by the Parent under ISP for Mr. Jones. The ISP is a profit-sharing thrift plan qualified under the Internal Revenue Code of 1986, as amended. The Parent matches, dollar-for-dollar, amounts deferred by employees under ISP up to 5% of annual salary. Twenty-five percent of the matching contributions made on behalf of officers of the Parent is automatically invested in Common Stock of the Parent.

(6) Includes an aggregate net amount of $7,870 paid to Mr. Jones during 1995 in connection with relocation expenses.

STOCK OPTION GRANTS TABLE

The following table sets forth certain information concerning stock options granted during 1995 by the Parent to the CEO, the only executive officer of the Company during 1995. The hypothetical grant date present values of stock options granted in 1995 shown below are presented pursuant to Securities and Exchange Commission (SEC) rules and are calculated under the modified Black-Scholes Model for pricing options. The gains, if any, realizable upon exercise of stock options will depend upon the market price of the Parent's Common Stock at the time the stock option is exercised relative to the exercise price per share of Common Stock of the stock option. The executive officer named below will not be able to realize a gain from the stock options granted unless, during the exercise period, the market price of the Parent's Common Stock increases above the exercise price of the options. An increase in the market price of the Parent's Common Stock would also benefit the other shareholders of the Parent.

STOCK OPTION GRANTS IN 1995

---------------------------------------------------------------------------------------------------------------------------
                                                    INDIVIDUAL GRANTS (1)

                              NUMBER OF
                             SECURITIES           PERCENT OF TOTAL
                             UNDERLYING             STOCK OPTIONS        EXERCISE                               GRANT DATE
                            STOCK OPTIONS         GRANTED TO AETNA       PRICE PER         EXPIRATION            PRESENT
          NAME                 GRANTED            EMPLOYEES IN 1995        SHARE              DATE               VALUE (3)
---------------------------------------------------------------------------------------------------------------------------

Steven W. Jones                750 (2)                 .04%               $53.50        February 24, 2005         $7,107

---------------------------------------------------------------------------------------------------------------------------

(1) Granted under the Parent's 1994 Stock Incentive Plan (the "Plan"). The Plan provides for the grant of incentive stock options (ISOs) and non-statutory stock options (NSOs). The Plan permits participants to use shares of the Parent's Common Stock to exercise ISOs and NSOs. The Plan provides that the option price shall not be less than 100% of the fair market value of the Parent's Common Stock at the time the option is granted. Under the Plan, options may be granted until April 30, 2001.

(2) Date of grant was February 24, 1995; initial exercise date was February 24, 1996; options vest in installments over a period of three-years.

(3) Grant date present values are calculated under the modified Black-Scholes Model. The Black-Scholes Model is a mathematical formula used to value options publicly traded in the securities markets and it assumes that options are freely transferable. Because the employee stock options granted above are not transferable, the Parent believes that the grant date present values shown above may be overstated. This formula considers a number of factors to estimate the option's present value. The assumptions made and factors used by the Parent in the Black-Scholes Model calculation for the options granted above were as follows: (i) a volatility factor of 0.226, representing the average of the three-year and ten-year historical volatility factors for the Common Stock determined as of the date of the option grant; (ii) a risk-free rate of return of 7.47%, representing the 10-year U.S. Treasury bond rate in effect on the date of the option grant; (iii) a dividend yield of 5.2%, representing the Parent's then current annual dividend, divided by the Parent's Common Stock price on the date of the option grant; and (iv) a ten-year option term, representing the full term of the option granted. To give effect to the three-year vesting period of the options, the value of each option was discounted by 20%, the percentage of options estimated to expire due to turnover of all recipients of options during the vesting period. No further discount to the option value calculated was taken to give effect to the fact that the options are not freely transferable or to the exercise or lapse of the options prior to the end of the ten-year option period.

      There is no assurance that the hypothetical present values of stock options presented in the table above represent the actual values of such options. The hypothetical values shown should not be construed as predictions by the Parent as to the future value of its Common Stock.

STOCK OPTION EXERCISES AND DECEMBER 31, 1995
STOCK OPTION VALUE TABLE

The following table sets forth the number and value of specified unexercised options of the Parent's Common Stock at December 31, 1995. The values of unexercised in-the-money stock options at December 31, 1995 shown below are presented pursuant to SEC rules. There is no assurance that the values of unexercised in-the-money stock options reflected in this table will be realized.

AGGREGATED PARENT STOCK OPTION EXERCISES AND
DECEMBER 31, 1995 STOCK OPTION VALUE TABLE

---------------------------------------------------------------------------------------------------------------
                                                NUMBER OF SECURITIES UNDERLYING        VALUE OF UNEXERCISED
                         SHARES      VALUE           UNEXERCISED OPTIONS AT          IN-THE-MONEY OPTIONS AT
                        ACQUIRED    REALIZED          DECEMBER 31, 1995               DECEMBER 31, 1995 (1)
                          UPON        UPON             -----------------               ---------------------
NAME                    EXERCISE    EXERCISE    EXERCISABLE     UNEXERCISABLE(2)    EXERCISABLE   UNEXERCISABLE (2)
---------------------------------------------------------------------------------------------------------------

Steven W. Jones           500        $5,775          0                950               $0             $14,613

---------------------------------------------------------------------------------------------------------------

(1)   Based on the December 29, 1995 closing Parent Common Stock price of
      $69.25.

(2)   Represents stock options that have not vested.

PENSION PLAN

The Parent provides for employees of it and its affiliates a noncontributory, defined benefit pension plan. Retirement benefits are calculated on the basis of
(i) the number of years of credited service (maximum credit is 35 years), and
(ii) the employee's average annual earnings during the 60 consecutive months out of the last 120 months of service which yield the highest annual compensation. Employees receive service credit for actual years of employment with the Parent. Under certain circumstances, determined on a case-by-case basis, additional service credit may be given for employment with affiliated and nonaffiliated companies and, as determined by the Parent's Board, for the purposes of inducing employment of senior officers or rewarding past service.

The table below shows the estimated maximum annual retirement benefits payable (determined as a straight life annuity) under the pension plan, at selected earnings levels and after selected periods of credited service, to employees with at least 15 years of credited service who retire at age 65.

PENSION PLAN TABLE

-----------------------------------------------------------------------------------------------------------
    AVERAGE ANNUAL                                     CREDITED YEARS OF SERVICE
       EARNINGS                15                20               25                30               35
-----------------------------------------------------------------------------------------------------------
   $   100,000           $     22,500     $     30,000      $     37,500     $     45,000      $     52,500
       200,000                 45,000           60,000            75,000           90,000           105,000
       300,000                 67,500           90,000            11,250          135,000           157,500
-----------------------------------------------------------------------------------------------------------

The term "earnings," as used in the retirement benefits table above, includes annual salaries and annual bonuses paid under MIP as set forth in the relevant columns of the Summary Compensation Table on page 12. At December 31, 1995, "average annual earnings" for pension plan purposes for Mr. Jones was $111,136. On December 31, 1995, Mr. Jones had 16.5 credited years of service.

The benefits set forth in the above table do not take into account any reduction for joint and survivorship payments or any offset for Social Security benefits to be received by the employee. After retirement, benefits are subject to cost-of-living adjustments of not more than 3% per year, but cannot be reduced below the amount payable at the time of the individual's retirement.

COMPENSATION OF DIRECTORS

Directors who are employed by an affiliate of the Parent receive no additional compensation for membership on the Board. Dr. Brooks is the only Director of the Company who is not employed by an affiliate of the Parent. He received a stipend of $12,000 per quarter in 1995 for his service on the Board.

BOARD REPORT ON EXECUTIVE COMPENSATION

The Company does not provide any compensation to any of its officers. All officers of the Company are compensated by the Parent and/or one or more of its affiliates. The Board of Directors of the Company does not have any control over the compensation paid by the Parent and/or its affiliates to the Company's officers.

THE BOARD OF DIRECTORS OF PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.

DANIEL H. BROOKS, M.D.            ANTHONY J. BUIVIDAS
STEVEN W. JONES                   JOHN P. MCCRORY
SANFORD M. REICH, M.D.

CORPORATE PERFORMANCE GRAPH

The following graph reflects the yearly change in the cumulative total return on the NASDAQ market index and the Dow Jones Health Care Providers Index over the preceding five-year period. The graph is presented pursuant to SEC rules, which call for a comparison of the Company's cumulative total shareholder return on its Common Stock with the cumulative total return on a broad market index and the cumulative total return on a line-of-business index, assuming reinvestment of dividends. It is impossible for the Company to determine a true, objective market value for the Company's shares because the shares are not traded. So as not to inadvertently inflate the value of the Company's shares for purposes of this graph, the Company elected to show no changes in the market value of its shares during the five-year period.

                      FIVE-YEAR CORPORATE PERFORMANCE GRAPH
                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.,
                      DOW JONES HEALTH CARE PROVIDERS INDEX
                            AND NASDAQ MARKET INDEX*

                                   [FIGURE 1]

-------------------------------------------------------------------------------------------------------------------
                                                       1990      1991       1992      1993       1994      1995
-------------------------------------------------------------------------------------------------------------------
PARTNERS Health Plan of Pennsylvania, Inc.**           100        100       100        100       100        100
-------------------------------------------------------------------------------------------------------------------
Dow Jones Health Care Providers Index                  100        109       115        179       196        252
-------------------------------------------------------------------------------------------------------------------
NASDAQ                                                 100        161       187        215       210        296
-------------------------------------------------------------------------------------------------------------------

* Assumes that any dividends were reinvested in the relevant securities when paid.

** While the Company cannot determine a true, objective market value for the shares, it would note that the stockholders' equity (deficiency) values per common share at year end 1991, 1992, 1993, 1994 and 1995 were as follows:
     $(483), $(417), $(304), $(85), and $232 respectively.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table presents, as of March 1, 1996, the names of persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock.

------------------------------------------------------------------------------------------------------
NAME AND ADDRESS OF                              AMOUNT AND NATURE OF
BENEFICIAL OWNER                                 BENEFICIAL OWNERSHIP                 PERCENT OF CLASS
------------------------------------------------------------------------------------------------------
AHP Holdings, Inc.                                   4,956 shares                           81%
151 Farmington Avenue, RE4C
Hartford, CT  06156

AHP Holdings, Inc. and the Company have entered into an agreement pursuant to which a change of control of the Company will occur. See Item 7, "Management's Discussion and Analysis - Pending Transactions" of this Form 10-K.

The following table presents as of March 1, 1996, unless otherwise noted, the beneficial ownership of shares of Common Stock of the Company of each Director and the executive officer identified in Items 10 and 11 of this Form 10-K and directors and executive officers of the Company, as a group. The Common Stock is the only class of equity securities of the Company outstanding.

                                                  AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP

                                     SHARES BENEFICIALLY
                                      OWNED, EXCLUDING
                                      SHARES ACQUIRABLE         SHARES ACQUIRABLE
NAME OF BENEFICIAL                    UPON EXERCISE OF          UPON EXERCISE OF                TOTAL SHARES
OWNER AND POSITION                     CERTAIN OPTIONS          CERTAIN OPTIONS (1)         BENEFICIALLY OWNED
---------------------------------------------------------------------------------------------------------------

Daniel H. Brooks, M.D.                        1                           0                          1
(Director)

Anthony J. Buividas (2)                       0                           0                          0
(Director)

Steven W. Jones (2)                           0                           0                          0
(named executive, and Director)

John P. McCrory (2)                           0                           0                          0
(Director)

Sanford M. Reich, M.D. (2)                    0                           0                          0
(Director)

Directors and executive                    1 share                    0 shares                   1 share (3)
officers as a group
(5 persons)
---------------------------------------------------------------------------------------------------------------

Unless otherwise noted in the following footnotes, each person currently has sole voting and investment powers over the shares set forth above. The information set forth above and in the related notes has been furnished by the respective persons.

Notes to Beneficial Ownership Table

(1) Represents shares that the named beneficial owner above has the right to acquire within 60 days of March 1, 1996 upon exercise of outstanding stock options.

(2) The individual is employed by AHP Holdings, Inc. The individual does not own any shares of the Company's Common Stock and disclaims beneficial ownership of any shares owned by AHP Holdings, Inc.

(3) No individual named in the table is the beneficial owner of more than 1% of the Company's outstanding Common Stock.

The following table presents, as of March 1, 1996, unless otherwise noted, the beneficial ownership of shares of Common Stock of the Parent, the ultimate parent of AHP Holdings, Inc., of each director and executive officer identified in Items 10 and 11 of this Form 10-K and directors and executive officers, as a group. The Common Stock of the Parent is the only class of equity securities of the Parent outstanding. None of the directors, Nominees or executive officers named in the Summary Compensation Table holds any shares of Common Stock of AHP Holdings, Inc., or Aetna Life.

-----------------------------------------------------------------------------------------------------------------
                                      AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP

                                   SHARES BENEFICIALLY
                                    OWNED, EXCLUDING
                                   SHARES ACQUIRABLE             SHARES ACQUIRABLE
NAME OF BENEFICIAL                  UPON EXERCISE OF              UPON EXERCISE OF              TOTAL SHARES
OWNER AND POSITION                  CERTAIN OPTIONS              CERTAIN OPTIONS (1)          BENEFICIALLY OWNED
-----------------------------------------------------------------------------------------------------------------
Daniel H. Brooks, M.D.                        0                              0                            0
(Director)

Anthony J. Buividas                         467                          1,750                        2,217
(Director)

Steven W. Jones                           1,271(2)                         350                        1,621
(named executive and Director)

John P. McCrory                              31                              0                           31
(Director)

Sanford M. Reich, M.D.                       11                              0                           11
(Director)

Directors and executive                   1,780 shares                   2,100 shares                 3,880 shares(3)
officers as a group
(5 persons)
-----------------------------------------------------------------------------------------------------------------

Notes to Beneficial Ownership Table

Unless otherwise noted in the following footnotes, each person currently has sole voting and investment powers over the shares set forth on the previous page. The information set forth above and in the related notes has been furnished by the respective persons.

(1) Represents shares that the named beneficial owner above has the right to acquire within 60 days of March 1, 1996 upon the exercise of outstanding stock options.

(2) Includes 500 shares held jointly with his spouse, as to which Mr. Jones shares voting and investment powers.

(3) Directors and executive officers as a group beneficially own in the aggregate 3,880 shares of Common Stock of the Parent, which represent less than 1% of the Common Stock of the Parent. Of the shares of Common Stock of the Parent they beneficially own, the directors and executive officers as a group share voting and investment powers with respect to 1,780 shares of Common Stock. Included in the number of shares shown are 1,280 shares of Common Stock held under the Parent's Incentive Savings Plan (ISP) and beneficially owned by the directors and executive officers.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Please see Note 5 under Notes to Consolidated Financial Statements.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1.   Financial Statements.

The consolidated financial statements of the Company as of December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995, together with the independent auditors' report are attached to this Form 10-K.

(a)      2.   Financial Statement Schedules.

Financial statement schedules have been omitted because of the absence of conditions under which they are required.

(a)      3.   Exhibits.

(3)  Articles of Incorporation and By-Laws.

Restated Articles of Incorporation of the Company, as amended.

By-Laws of the Company as amended.

Articles of Incorporation of the Plan, as amended; incorporated herein by reference to the Company's June 30, 1992 Form 10-Q, filed in August, 1992.

Amendment to the By-Laws of the Company; effective December 1, 1992; incorporated herein by reference to the Company's 1992 Form 10-K, filed in March, 1993.

(10) Material Contracts.

Management Agreement between the HMO and AHM, effective January 1, 1991; incorporated herein by reference to the Company's 1991 Form 10-K, filed in March, 1992, as amended by amendment #1 effective October 1, 1994.

Purchase and Merger Agreement dated as of December 18, 1995 among AHP Holdings, Inc., PARTNERS Health Plan of Pennsylvania Inc., Coventry Corporation and Coventry Acquisition Corporation; incorporated herein by reference to the Company's Form 8-K, filed December 29, 1995.

(21) Subsidiaries of the Company.

Subsidiaries of the Company

(27) Financial Data Schedule

(b)      1.   Reports on Form 8-K.

The Company filed a report on Form 8-K under Item 5, "Other Events" on December 29, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PARTNERS HEALTH PLAN OF
                                         PENNSYLVANIA, INC.

Date:    March ____, 1996                /s/ Steven W. Jones
                                         -----------------------------
                                         Steven W. Jones, President
                                         (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Date:    March ____, 1996                /s/ Joseph F. Brislin
                                         -----------------------------
                                         Joseph F. Brislin
                                         Assistant Vice President of Aetna Life
                                         Insurance Company, (acting in the
                                         capacity of the Principal Accounting
                                         Officer and Principal Financial Officer
                                         of the Company)


Date:    March ____, 1996                /s/ Daniel H. Brooks, MD.
                                         -----------------------------
                                         Daniel H. Brooks, MD., Director

Date:    March ____, 1996                /s/ Anthony J. Buividas
                                         -----------------------------
                                         Anthony J. Buividas, Director

Date:    March ____, 1996                /s/ Steven W. Jones
                                         -----------------------------
                                         Steven W. Jones, Director

Date:    March ____, 1996                /s/ John P. McCrory
                                         -----------------------------
                                         John P. McCrory, Director

Date:    March ____, 1996                /s/ Sanford M. Reich, MD
                                         -----------------------------
                                         Sanford M. Reich, MD.,Director

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                           --------------------------



                                    EXHIBITS

                                       TO

                                    FORM 10-K

                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         ------------------------------


                   PARTNERS HEALTH PLAN OF PENNSYLVANIA, INC.
             (Exact Name of Registrant as Specified in its Charter)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------